Form 10QSB
period 2004-12-31
TREND TECHNOLOGY CORP
filed 2005-02-11
CIK 1137239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

Commission file Number:  000-50978

TREND TECHNOLOGY CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0414501

(I.R.S. Employer Identification Number)

Suite 1020, 510 Burrard Street

Vancouver, British Columbia, V6C 3A8

(Address of principal executive offices)

(604)681-9588

(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

9,902,300 common shares as at December 31, 2004

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

TREND TECHNOLOGY CORPORATION

INDEX

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheet as of December 31, 2004

Statement of Operations for the period ended December 31, 2004

Statement of Stockholders' Equity for the period ended December 31, 2004

Statements of Cash Flows for the period ended December 31, 2004

Notes to Financial Statements

Item 2

Plan of Operation

Item 3

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1

Legal Proceedings

Item 2

Changes in Securities and Small Business Issuer

Purchases of Equity Securities

Item 3

Defaults Upon Senior Securities

Item 4

Submission of Matters to a Vote of Security Holders

Item 5

Other Information

Item 6

Exhibits and Reports on Form 8K

SIGNATURES

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Financial Statements

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

December 31, 2004

Index

Balance Sheets

Statements of Operations

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

TREND TECHNOLOGY CORPORATION
(A exploration stage company)

Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
	December 31,	March 31,
	2004	2004

ASSETS

Current Assets
Cash	$70,117	$91,590
Total Current Assets	70,117	91,590

Mineral Properties	-	-
Total Assets	$70,117	$91,590

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$1,656	$-
	1,656	-
STOCKHOLDERS' EQUITY
Capital Stock
Authorized:
100,000,000 common shares with a par value of $0.0001
Issued and outstanding:
9,902,300 common shares	990	990

Additional paid-in capital	98,033	98,033
Deficit accumulated during the exploration stage	(30,562)	(7,433)
Total Stockholders' Equity	68,461	91,590

Total liabilities and stockholders’ equity	$70,117	$91,590

The accompanying notes are an integral part of these financial statements.

TREND TECHNOLOGY CORPORATION
(A exploration stage company)

Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	November 14, 2003			Period from
	(commencement	Three months	Nine months	November 14,
	of operation)	ended	ended	2003 to
	to December 31,	December 31,	December 31,	December 31,
	2004	2004	2004	2003

Expenses
Bank charges and exchange loss	$ 3,132	$ 20	$ 64	$ 20
Filing and transfer agent fees	364	364	364	-
Office and miscellaneous	446	-	81	-
Mineral exploration	20,500	3,000	16,500	-
Professional fees	5,678	708	5,678	-
Travel expenses	442	442	442	-
Total expenses	30,562	4,534	23,129	20

Net loss for the period	$ (30,562)	$ (4,534)	$ (23,129)	$ (20)

Earnings per shares - basic and diluted		$ (0.00)	$ (0.00)	$ -

Weighted average number of shares outstanding
- basic and diluted		9,902,300	9,902,300	-

The accompanying notes are an integral part of these financial statements.

TREND TECHNOLOGY CORPORATION
(A exploration stage company)

Statement of Shareholders' Equity
Period from November 14, 2003 (commencement of operations) to December 31, 2004
(Expressed in U.S. Dollars)
( Unaudited - Prepared by Management)
				Deficit
				accumulated	Total
			Additional	during the	stockholders'
	Common stock		paid-in	exploration	equity
	Shares	Amount	capital	stage	(deficiency)

Issuance of common stock for cash at $0.01 per share	9,902,300	$ 990	$ 98,033	$ -	$ 99,023

Comprehensive income (loss)
Loss for the period				(7,433)	(7,433)

Balance, March 31, 2004	9,902,300	$ 990	$ 98,033	$ (7,433)	$ 91,590

Comprehensive income (loss)
Loss for the period				(23,129)	(23,129)

Balance, December 31, 2004	9,902,300	$ 990	$ 98,033	$ (30,562)	$ 68,461

The accompanying notes are an integral part of these financial statements

TREND TECHNOLOGY CORPORATION
(A exploration stage company)

Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
	November 14, 2003		Period from
	(commencement	Nine months	November 14,
	of operation)	ended	2003 to
	to December 31,	December 31,	December 31,
Stated in U.S. dollars	2004	2004	2003

Cash flows from (used in) operating activities
Net income (loss) for the period	$ (30,562)	$ (23,129)	$ (20)
Adjustments to reconcile net loss to net cash used in operating activities :
Accounts payable and accrued liabilities	1,656	1,656	-
Net cash flows used in operating activities	(28,906)	(21,473)	(20)

Cash flows from (used in) financing activities
Proceeds from issuance of common stock	99,023	-	-
Share subscription received	-	-	38,003
Net cash flows provided by financing activities	99,023	-	38,003

Increase (decrease) in cash during the period	70,117	(21,473)	37,983
Cash, beginning of period	-	91,590	-
Cash, end of period	$ 70,117	$ 70,117	$ 37,983

Supplemental cash flow information
Interest paid in cash	$ -	$ -	$ -
Income taxes paid in cash	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

TREND TECHNOLOGY CORPORATION

(A exploration stage company)

Notes to Financial Statements

December 31, 2004

(Expressed in U.S. Dollars)

1.

Basis of Presentation

The accompanying unaudited interim balance sheets, statements of operations and cash flows reflected all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at December 31, 2004 and the results of operations and cash flows for the interim period ended December 31, 2004. The accompanying unaudited financial statements have been prepared in accordance with the instruction from Form 10-QSB pursuant to the rules and regulations of Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company's financial statements for the fiscal period ended March 31, 2004 included in the annual report previously filed on Form 10-KSB. The result of operations for the interim periods presented is not necessarily indicative of the results to be expected for the full year.

2.

Mineral Properties

The Company owns the Rain #1 to Rain #20 (tenure number 407912 to 47931) mineral claims located in the Similkameen Mining Division, British Columbia, Canada. As of December 31, 2004, the Company completed the phase one program on prospecting and geological mapping of the mineral claims and has initiated the phase two program on geophysical surveying of the mineral claims.

	November 14, 2003 (Commencement of operation) to December 31, 2004	Three months ended December 31,		Nine months ended December 31,
		2004	2003	2004	2003

Mineral Exploration Expenses:
Consulting	$11,000	$3,000	$-	$9,000	$-
Travel	6,800	-	-	4,800	-
Geochemical survery	2,700	-	-	2,700	-
	$20,500	$3,000	$-	$16,500	$-

PLAN OF OPERATIONS

During the period June to December, 2003, we obtained stock subscriptions for 9,902,300 shares at $0.01 per share under Regulation S and Rule 506 of Regulation D to raise proceeds of $99,023.  This financing activity was done concurrently with our start up exploration activities.  The proceeds obtained from this financing have allowed us to complete the phase one exploration program on our Copper Prince property.  Our cash on hand will fund phase two operations on the Copper Prince Property which are budgeted at $18,920.  These funds will also cover our general and administrative expenses for at least the next 12 months which are budgeted at $20,000.

We do not expect any significant changes in the number of our employees over the next 12 months.  Our current management team will satisfy our requirements for the foreseeable future.  Our Vice President of Exploration, Mr. Gerry Diakow, spends approximately 10 hours per month on our company's affairs when he is not involved in field operations.  When Mr. Diakow is involved in field operations, he may spend up to 50 hours per month on our company's affairs.  Our President and C.E.O., Mr. Gerald Shields and our C.F.O., Mr. Leonard MacMillan spend approximately five hours per month each on our company's affairs.  Our Vice President of Exploration, Mr. Gerry Diakow, will complete our phase two exploration with the assistance of a contract field manager and assistant.

We expect to acquire additional mineral exploration prospects over the next 12 months.  Where possible we will issue common shares in payment of new mineral properties or options to acquire mineral properties to preserve our cash reserves.  Our Copper Prince property comprises a total of 35 claim units covering approximately 2,162 acres.  Lying at 49º 26' North latitude, 120º 26' West longitude, our property is located 4.5 km southeast of the town of Princeton in the Similkameen Mining Division of British Columbia.  Our consultants carried out our phase one exploration program in the spring and summer of 2004.  Our phase one program of prospecting and geological mapping cost approximately $15,000.  The phase one program is described in detail under the heading "Exploration Completed on our Copper Prince Property".

To date, we have completed two milestones in the execution of our business plan.  The first milestone was the successful raising of start up financing in the amount of $99,023.  The second milestone was the completion of phase one exploration on our Copper Prince Property.  The next significant milestone in the execution of our business plan will be the completion of phase two exploration on the Copper Prince Property.  In the opinion of our Vice President of Exploration, a phase two exploration plan on the Copper Prince Property is warranted based on assay results from the Knob Hill prospect on the Copper Prince Property.  Our phase two exploration program is scheduled for completion before the end of June, 2005.  The funds which we obtained from our initial financing activities are sufficient to fund phase two exploration and to cover all of our general and administrative expenses for the next 12 months of operations.  A detailed discussion of our phase two exploration program is set out under the heading "Phase 2 Geophysical Surveying".  This disclosure contains a detailed analysis of the costs of each step of the exploration program.

Exploration Completed on our Copper Prince Property

Phase 1

The initial program of prospecting and geological mapping occupied two persons for a 15-day period and cost about $15,000.  The phase one program implemented the recommendations contained in our consultants' report and included the following work.

Phase I of exploration included prospecting and geological mapping of rock outcrops.  Rock samples were collected and sent to Acme Analytical Laboratories for analysis.  Soil samples were collected from areas that featured no outcropping rock.  All locations were mapped using a modern geographical positioning instrument commonly referred to as a G.P.S. receiver.  Data was plotted onto North American datum 1983 (NAD83) maps, which are the industry standard.

The North Zone showings not covered by existing staking were staked and added to the claim group becoming part of the Copper Prince property.

A Geographical Information System (GIS) was set up for the enlarged property using North America Datum 1983 (NAD 83) as the grid points for all past and future surveys.  Geological investigations have been conducted on various parts of the Copper Prince claims, and numerous maps and reports have been produced over the previous 100 years.  Each author used a different grid and survey benchmark to locate the geological work.  These old surveys have been replotted onto maps based on the North American Datum 1983 (NAD83) system which standardized the older surveys, many of which were based on the North America Datum 1927 (NAD27) system.

Consequently, a large part of our exploration task has involved correlating this information and reconciling survey inconsistencies.  Previous surveys have now been incorporated  into the “Geographical Information System” (GIS) where all work locations and mineral showings are located on a NAD83 map.

The whole Copper Prince property-area was mapped at a scale of 1:5,000 in order to define stratigraphic, structural, fracture and alteration controls on exposed mineralization. Particular attention was paid to the geological guides:

(a)

Silicate-deficient, magnetite-rich composite alkaline intrusions.

(b)

Limestone deficient, alkaline to subalkaline members of volcanic, volcaniclastic, and clastic sedimentary assemblages in accreted Upper Triassic to Lower Jurassic oceanic-arc terranes.

(c)

Magnetite breccias, breccia pipes, and dykes, with and without associated copper sulphides.

(d)

Extensive potassic and sodic alteration of the pluton, skarn, and hornfels; sericitic alteration; distal Zn and Pb mineralization.

Planning, permitting, consultation with communities and ranchers, reporting, final report preparation:	$2,000.00

Wages
Senior professional geoscientist	7 field days	@ $350.00/day	$2,450.00
Senior technician	15 field days	@ $300.00/day	$4,500.00
Junior assistant	7 field days	@ $200.00/day	$1,400.00

Room and Board	25 man days	@ $100.00/day	$2,500.00
Truck 4x4 and fuel	15 field days	@ $100.00/day	$1,500.00

Equipment

Chain saw, axes, hip chains, flagging, claim tags, etc.	$150.00

Assays, soil samples and rock analysis	$500.00

Total Phase 1 Budget Expended	$15,000.00

Results of Phase I Exploration

We examined and sampled copper-gold mineral showings, occurrences at the SZ prospect and the Knob Hill prospect of our Copper Prince property.  The SZ showings are along the eastern edge of our Rain claims and the Knob Hill prospect is a mineralized quartz vein centered in the Rain number 1 claim.  Eight rock samples collected from the Copper Prince property were sent to Acme Analitical Laboratories for analysis.  In addition, during Phase I, 72 soil samples were collected and sent to SGS Canada Inc. Mineral Services for analysis.  Our phase one results justify a second phase of exploration consisting of a geochemical grid over our Knob Hill prospect.

Phase 2 Geophysical Surveying

We propose to undertake Phase 2 exploration on our Copper Prince property in the spring of 2005.  Cold temperatures and snow accumulation can make field work difficult on the Copper Prince Property from November to March.

Phase II of exploration will employ one of two geophysical survey techniques: Induced Potential or a Magnetic Survey.  The former uses a generator connected to electrodes inserted in the ground to produce an electric charge in the ground.  After the ground is charged, a measurement of how long the electrical charge is held in the ground is taken.  A magnetic survey uses an instrument called a magnetometer to read the magnetic field generated by subsurface magnetic minerals.  These surveys will cover the same area as the geochemical survey.

An induced potential survey is capable of outlining underground conductors.  When several survey lines have been completed, a 3-dimensional target may emerge.  This target could then be diamond drilled if we proceed to a 3rd phase of exploration.  A magnetometer survey is capable of identifying the subsurface interface of magnetic volcanic rocks and granitic rock which could host copper mineralization.  This type of survey can also generate targets for diamond drilling.

We have established the following Phase 2 program:

Planning, mobilization, surveying grid, soil sampling, prospecting and geological mapping of anomalies outlined from phase 1 program:	$770.00

Wages
Senior professional geoscientist	3 days	@ $350.00/day	$1,050.00
Field manager senior technician	10 days	@ $300.00/day	$3,000.00
Junior assistant	10 days	@ $200.00/day	$2,000.00

Contracted Geophysicists, including crew:

Equipment and report	4 days	@ $1,500.00/day	$6,000.00
Room and Board	36 man days	@ $100.00/day	$3,600.00
Truck and fuel	10 field days	@ $150.00/day	$1,500.00
Assays and disposables			$500.00
Report writing			$500.00
Total Phase 2 Budget			$18,920.00

No Phase 3 exploration program is currently planned.  A Phase 3 exploration program is contingent upon prospective exploration results from our Phase 2 program.  In the event a Phase 3 exploration program is not warranted, we will preserve our cash reserves and seek a new property to explore.

Item 3 - Controls and Procedures

Our C.E.O. and C.F.O. have concluded that our controls and other procedures designed to ensure that information required to be disclosed in reports that we submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms are effective, based upon their evaluation of these controls and procedures as of a date within 90 days of the filing date of this Form 10-QSB.

There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and weaknesses.

PART II

OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

None

Item 2

CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER

PURCHASES OF EQUITY SECURITIES

None

Item 3

DEFAULTS UPON SENIOR SECURITIES

None

Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5

OTHER INFORMATION

None

Item 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

31.1

Section 302 Certification of Chief Executive Officer

31.2

Section 302 Certification of Chief Financial Officer

Section 906 Certification

(b)

Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREND TECHNOLOGY CORPORATION

Dated:  February 10, 2005

Per:

/s/Gerald J. Shields

Gerald J. Shields,

President, C.E.O. and Director