Form 10QSB/A
period 2004-12-31
TREND TECHNOLOGY CORP
filed 2005-04-18
CIK 1137239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB – Amendment No. 1

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

The accompanying notes are an integral part of these financial statements

1.

Basis of Presentation

The accompanying unaudited interim balance sheets, statements of operations and cash flows reflected all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at December 31, 2004 and the results of operations and cash flows for the interim period ended December 31, 2004. The accompanying unaudited financial statements have been prepared in accordance with the instruction from Form 10-QSB pursuant to the rules and regulations of Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company's financial statements for the fiscal period ended March 31, 2004. The result of operations for the interim periods presented is not necessarily indicative of the results to be expected for the full year.

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

TREND TECHNOLOGY CORPORATION

Dated:  April 15, 2005

Per:

/s/Gerald J. Shields

Gerald J. Shields,

President, C.E.O. and Director

CERTIFICATION OF C.E.O. PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gerald J. Shields, certify that:

I have reviewed this quarterly report on Form 10-QSB of Trend Technology Corporation;

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(d)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

2

The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

April 14, 2005

/s/Gerald J. Shields

Date

Gerald J. Shields,

President, Chief Executive Officer and Director

CERTIFICATION OF C.F.O. PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Leonard MacMillan, certify that:

I have reviewed this quarterly report on Form 10-QSB of Trend Technology Corporation;

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(d)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

2

The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

April 14, 2005

/s/Leonard MacMillan

Date

Leonard MacMillan,

Chief Financial Officer, Secretary and Director

TREND TECHNOLOGY CORPORATION

A Nevada Corporation

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Trend Technology Corporation (the "Company") on Form 10-QSB for the quarter ended December 31, 2004 as filed with the Securities and Exchange Commission (the "Report"), we, Gerald J. Shields, President and Chief Executive Officer, and Leonard MacMillan, Chief Financial Officer and Secretary, certify, pursuant to 18 U.S.C. ss.ss. 1350, as adopted pursuant to ss.ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated April 14, 2005

/s/Gerald J. Shields

Gerald J. Shields,

President and Chief Executive Officer

/s/Leonard MacMillan

Leonard MacMillan,

Chief Financial Officer and Secretary