Form 10KSB
period 2004-12-31
TREND TECHNOLOGY CORP
filed 2005-06-28
CIK 1137239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[xx]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL PERIOD ENDED MARCH 31, 2005

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

Commission file Number:  000-50978

TREND TECHNOLOGY CORPORATION

(Name of small business issuer in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0414501

(I.R.S. Employer Identification Number)

Suite 1020, 510 Burrard Street

Vancouver, British Columbia, V6C 3A8

 (Address of principal executive offices)

(604) 681-9588

(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Shares

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes  [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

[ X ]

The Issuer's revenues for its fiscal period ended March 31, 2005 were $0.00.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.):

Not Applicable

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING

THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]      No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

9,902,300 common shares issued and outstanding as of June 24, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

No.

Transitional Small Business Disclosure Format (Check one):  Yes ____; No __X__

PART I

Item 1.  Description of Business

This annual report contains forward-looking statements.  These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Trend" mean Trend Technology Corporation and our subsidiaries, unless otherwise indicated.

Overview

We are a junior mineral exploration company.  We have staked and hold the Copper Prince property in South Central British Columbia which consists of one four post claim and 19 two post claims comprising a total of 35 claim units covering approximately 2,162 acres.  Due to logistical and operational reasons, titles of mineral properties are held by an officer, Gerry Diakow, on behalf of us.  All following references to our property refer to this property which is held by the officer of behalf of us.  We commissioned a comprehensive technical report on our Copper Prince property by Mr. Gerry Diakow, a consulting geologist, who has now joined our company as Vice President of Exploration.  We are primarily seeking copper in our exploration activities.  We have completed our phase one work program on budget and are preparing to move to phase two work.

Corporate History

We were incorporated on February 16, 2001 under the laws of the State of Nevada.  Our incorporator, initial director and shareholder was Mr. Keith Ebert.  Mr. Ebert received 2,250,000 shares in consideration of his services in organizing our company.  Mr. Ebert resigned as a director and officer of our company on November 2, 2003 to focus on other business interests.  Mr. Ebert returned his shares to our treasury on November 2, 2003 concurrently with termination of his managing role.  Gerald R. Tuskey replaced Mr. Ebert as President, C.E.O., C.F.O. and director of our company on November 2, 2003 and acted in those capacities until April 20, 2004.  On March 31, 2004, Mr. Tuskey was issued 3,000,000 shares of our company in consideration for US$30,000.  Mr. Tuskey owns 30.29% of our company’s issued shares.  On April 20, 2004, Mr. Tuskey was replaced as President and C.E.O. by Mr. Gerald Shields.  On April 20, 2004, Mr. Leonard MacMillan was also appointed C.F.O., Secretary and a director of our company.  On March 31, 2004, Mr. Shields was issued 50,000 common shares of our company in consideration for US$500.  On March 31, 2004, Mr. MacMillan was issued 5,600 common shares of our company in consideration for US$56.

Our Current Business

During the period March, 2003 to September, 2003, we scouted locations in British Columbia for the potential staking of claims.  During the period October to December, 2003, we raised seed capital totaling $99,023 from 54 subscribers under Regulation S and Regulation D private placement exemptions.  These funds are being used to fund our exploration activities.  During the period January, 2004 to March, 2004, the Copper Prince property in South Central British Columbia was staked and comprised of 35 claim units covering approximately 2,162 acres.  This acquisition is the first material business which we have undertaken.  We are a mineral exploration company and seek to explore our Copper Prince property.  There is no assurance that a commercially viable mineral deposit exists on our Copper Prince property.  Further exploration will be required before a final evaluation is made as to economic feasibility of our property.

Mining Properties

The Copper Prince property consists of one 4-post claim and nineteen 2-post claims comprising a total of 35 claim-units covering approximately 2,162 acres with a single alienated Crown Grant (Lot 802) contained in the Rain #1 mineral claim.  The mineral properties are without known reserves.  Our program is exploratory in nature.

List of claims

Tenure Number	Claim Name	Time of Tenure	Number of Units
407912	RAIN #1	Good Standing 2007.01.20	16
407913	RAIN #2	Good Standing 2007.01.15	1
407914	RAIN #3	Good Standing 2007.01.18	1
407915	RAIN #4	Good Standing 2007.01.18	1
407916	RAIN #5	Good Standing 2007.01.18	1
407917	RAIN #6	Good Standing 2007.01.18	1
407918	RAIN #7	Good Standing 2007.01.18	1
407919	RAIN #8	Good Standing 2007.01.18	1
407920	RAIN #9	Good Standing 2007.01.19	1
407921	RAIN #10	Good Standing 2007.01.19	1
407922	RAIN #11	Good Standing 2007.01.19	1
407923	RAIN #12	Good Standing 2007.01.19	1
407924	RAIN #13	Good Standing 2007.01.19	1
407925	RAIN #14	Good Standing 2007.01.19	1
407926	RAIN #15	Good Standing 2007.01.20	1
407927	RAIN #16	Good Standing 2007.01.20	1
407928	RAIN #17	Good Standing 2007.01.20	1
407929	RAIN #18	Good Standing 2007.01.20	1
407930	RAIN #19	Good Standing 2007.01.20	1
407931	RAIN #20	Good Standing 2007.01.20	1
			Total Unites 35

Location and Access

The Copper Prince property is located at the eastern margin of the Hozameen Range of the Cascade Mountains, part of the Coast Mountains of southwestern British Columbia.  The property consists of one 4-post and nineteen 2-post claims comprising a total of 35 claim-units covering approximately 2,162 acres.  Lying at 49° 26' North latitude, 120° 26' West longitude, the claims are located in the Similkameen Mining Division of British Columbia.

The town of Princeton, the nearest supply and service centre is located at the junction of Highway 3 and 5, 176 miles east of Vancouver, BC.  The claims are located approximately 2.75 miles southeast of Princeton between the Darcy Mountains and Similkameen River.  Access to the property-area is by the August Lake road, a good all-weather road that joins Hwy. 3 at the golf course cut-off, 2.4 miles east of Princeton.  The property-area is transected by numerous logging and ranch roads that may be passable only by 4 -wheel drive vehicles during periods of poor weather.

Terrain and Vegetation

The Copper Prince property is located at the eastern margin of the Hozameen Range of the Cascade Mountains, part of the Coast Mountains of southwestern British Columbia, and at the western margin of the southern Interior Plateau.

Holland (1976) describes the transition between the Hozameen Range and the Interior Plateau near Princeton as follows:  The Cascade Mountains are separated by the Fraser River from the Pacific Ranges of the Coast Mountains to the north.  The Cascade Mountains on the east are flanked by and merge in the Kamloops Plateau.  Their western boundary is clearly defined by the Fraser River, but their eastern margin is a transition zone through which summit elevation progressively diminishes and the degree of dissection decreases as the Kamloops Plateau is approached.  The boundary separating mountains and plateaus follows the Nicoamen River from its mouth, thence more or less along the 5,000-foot contour west of Prospect Creek to the head of Tulameen River and the head of Skagit River, thence down Copper Creek and east from its mouth across to the Ashnola River, thence northeastward past Crater Mountain to the valley of the Similkameen River.

Elevations on the Copper Prince property range from about 2000 ft above sea level near the Similkameen River at the northern boundary of the property, to about 3500 ft on the slopes of the Darcy Mountains near the southeastern corner of the claim group.

The Darcy Mountains are comparatively low, rounded promontories, the gentle slopes of which were originally covered with pine and spruce forest and parkland.  Some of the forest has been removed by local ranchers who use some of the property-area for rangeland.

The most significant topographic feature on the property is the August Lake valley, a "U"-shaped glacial spillway extending northward from August Lake to the Similkameen River.  The flat bottom of this valley is at an elevation of about 2500 ft above sea level where it transects the property north of the lake.  On either side of the spillway, slopes rise steeply up to the level of the frontal slope of the Darcy Mountains.

Soils are deep and well-developed on the frontal slope of the Darcy Mountains.  Results from soil surveys taken in this area are generally reliable.  Samples from various overlapping surveys tend to confirm each other.

Steep slopes flanking the August Lake valley and near the Similkameen River at the northern boundary of the property feature the most numerous and best exposures of bed rock in the property-area.

The spillway north of August Lake is filled with glacio fluvial sediments to an unknown depth. Soil and electromagnetic surveys over the spillway would not be reliable exploration tools in that area.

The climate of the Princeton area is typical of the southern interior of British Columbia.  Summers are hot and dry; winters moderately cold.  A thin blanket of snow covers the area from November until March.

Geological Setting

The Copper Prince property is located at the southern end of the Thompson Plateau.  It is situated between the Hozameen Range on the west and the Okanagan Range on the southeast, both of which are part of the Cascade Mountain system.  The area where the claims are located is generally called the “Copper Mountain Camp”.

The regional geological setting is characterized by major north-striking high-angle faults which form an ancient, long-lived rift system that extends from the United States border to at least 120 miles north.  This system was the locus of a long, narrow marine basin in which Nicola Group rocks were deposited during Triassic time, and it then accommodated basins of continental volcanism and sedimentation in Early Tertiary time.  The central part of the Nicola basin is marked by an abundance of high-energy, proximal volcanic rocks and contains a large number of coeval, comagmatic, high-level plutons with several associated copper deposits.  A group of such plutons, some of which are differentiated, are known as the Copper Mountain Intrusions.

The Copper Mountain Intrusions include the Copper Mountain, Smelter Lake and Voigt stocks.  These plutons form a continuous alkalic-calcic rock series ranging in composition from pyroxenite to perthosite pegmatite and syenite.  The Copper Mountain stock is a concentrically differentiated intrusion, elliptical in plan, and approximately 17 square kilometres in area.  Its major axis is 10 kilometres long and strikes 300 degrees.  The stock is zoned, with diorite at its outer edge grading through monzonite to syenite and perthosite pegmatite at the core.  The two smaller satellites, the Smelter Lake and Voigt stocks, show no differentiation, but are similar in composition to the outer phase of the Copper Mountain stock.

Much of the surface geology of the Copper Prince property is obscured by overburden, however, a fairly complete picture can be deduced from indirect observations.

The bulk of the claims are underlain by Nicola Volcanics intruded by small stocks and dyke swarms of Coast Intrusive granodiorite and diorite.  At the northern claim boundary of the property the rocks are massive granodiorite with diorite sections.  Most of the remainder of the rocks on the Darcy Mountains, an area of outcrop exposure on the property, are Nicola volcanic andesite.

On the eastern part of the claims, from the Allenby road east, and west from there onto the low mountains west of August Lake the rocks are overlying Princeton Sediments mixed sandstone, shale and minor conglomerates.

Competitors

Vast areas of Western Canada and the U.S. Pacific Northwest have been explored and in some cases staked through mineral exploration programs.  Vast areas also remain unexplored.  The cost of staking and re-staking new mineral claims and the costs of most phase one exploration programs are relatively modest.  Additionally, in many more prospective areas, extensive literature is readily available with respect to previous exploration activities.  These facts make it possible for a junior mineral exploration company such as ours to be very competitive with other similar companies.  In effect, we are also competitive with senior companies who are doing grass roots exploration.  In the event our exploration activities uncover prospective mineral showings, we anticipate being able to attract the interest of better financed industry partners to assist on a joint venture basis in more extensive exploration.  We are at a competitive disadvantage compared to established mineral exploration companies when it comes to being able to complete extensive exploration programs on claims which we hold or may hold in the future.  If we are unable to raise capital to pay for extensive claim exploration, we will be required to enter into joint ventures with industry partners which will result in our interest in our claims being substantially diluted.  Currently, we have sufficient funds for the Phase 2 exploration program planned on our Copper Prince Property.  We do not need to raise capital to pay for claim exploration in the next 12 months.

As long as management of our company remains committed to building a portfolio of mineral exploration properties principally through their own efforts, we will be able to continue operating on modest cash reserves for an extended period of time.  We are one small company in a large competitive industry with many other junior exploration companies who are evaluating and re-evaluating prospective mineral properties in Western Canada.

Governmental Regulations

As a mineral exploration company, we are not in a business which requires extensive government approvals for principal products or services.  The British Columbia Mining Act outlines and governs the work that can be done on mining claims in British Columbia.  The process of applying for a work permit on our property involved completing a “Work and Reclamation Form” for submission to the British Columbia Ministry of Energy and Mines regional geologist for the Similkameen Mining Division.  The necessary permit to conduct exploration work on our property has been obtained.

In the event mining claims which we own or which we acquire in the future prove to host viable ore bodies, we would likely sell or lease the deposit to a company whose business is the extraction and treatment of ore.  This company would undertake the sale of metals or concentrates and pay us a net smelter royalty as specified in a future lease agreement.  All responsibility for government approvals pertaining to mining methods, environmental impacts and reclamation would be the responsibility of this contractor.  All costs to obtain the necessary government approvals would be factored into technical and viability studies in advance of a decision being made to proceed with development of an ore body.

The mining industry in Canada and the United States is highly regulated.  Our Vice President of Exploration has extensive industry experience and is familiar with government regulations respecting the initial acquisition and early exploration of mining claims in British Columbia, Canada.  The Company is required under law to meet government standards relating to the protection of land and waterways, safe work practices during the forest fire season and road construction.  We are unaware of any proposed or probable government regulations which would have a negative impact on the mining industry in British Columbia.  We propose to adhere strictly to the regulatory framework which governs mining operations in British Columbia.

Research and Development

During the last two fiscal years, we have expended a total of $15,000 on a Phase 1 exploration program on our Copper Prince Property.  A full description of this exploration work appears under the heading "Exploration Completed on our Copper Prince Property".

Employees

We currently have three part time employees, namely Mr. Gerald J. Shields, our President and C.E.O., Mr. Leonard MacMillan, our C.F.O. and Secretary and Mr. Gerry Diakow, our Vice-President of Exploration.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements".  Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outline below.  We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

We are primarily a junior mineral exploration company.  There is no guarantee that a producing mine that is economically feasible to explore can be located and identified nor can we guarantee that our property is economically feasible to explore.

Item 2.  Description of Property

Office Premises

We operate from our offices at Suite 1020, 510 Burrard Street, Vancouver, British Columbia, V6C 3A8, Canada.  We do not own any real property or significant assets.  Office space is provided to us on a nominal rent basis by Mr. Gerald Shields, a director of the Company.  We are not a party to any lease.  Our agreement with Mr. Shields to provide office space at no cost is discretionary and may be terminated at any time without notice.  It is anticipated that this arrangement will remain until we are able to generate revenue from operations and require additional office space for new employees.  Management believes that this space will meet our needs for the foreseeable future.

Item 3.  Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended March 31, 2005.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

There is no trading market for our common stock at present and there has been no trading market to date.  Management has not undertaken any discussions with any prospective market maker concerning the participation in the aftermarket for our securities and management does not intend to initiate any discussions until we have consummated a merger or acquisition.  We cannot guarantee that a trading market will ever develop or if a market does develop, that it will continue.

Market Price

Our common stock is not quoted at the present time.  The Securities and Exchange Commission has adopted a Rule that established the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require:

-

that a broker or dealer approve a person's account for transactions in penny stocks; and

-

the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person's account for transactions in penny stocks, the broker or dealer must

-

obtain financial information and investment experience and objectives of the person; and

-

make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.  The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form,

-

sets forth the basis on which the broker or dealer made the suitability determination; and

-

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.  Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Management intends to strongly consider undertaking a transaction with any merger or acquisition candidate that will allow our securities to be traded without the aforesaid limitations.  However, we cannot predict whether, upon a successful merger or acquisition, we will qualify our securities for listing on Nasdaq or some other national exchange, or be able to maintain the maintenance criteria necessary to insure continued listing.  Failure to qualify our securities or to meet the relevant maintenance criteria after qualification in the future may result in the discontinuance of the inclusion of our securities on a national exchange.  However, trading, if any, in our securities may then continue in the non-Nasdaq over-the-counter market.  As a result, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our securities.

Recent Sales of Unregistered Securities

On March 31, 2004, we issued 9,902,300 common shares at $0.01 per share to 54 subscribers.  All of our common shares have been issued for cash.  These subscription proceeds were received by the Company during the period October – December, 2003.  9,881,700 of these shares were issued under Regulation S and 20,600 of these shares were issued under Rule 506 of Regulation D.

None of the purchasers who received shares under Regulation S are U.S. persons as defined in Rule 902(k) of Regulation S, and no sales efforts were conducted in the U.S., in accordance with Rule 903(c).  Subscribers to the offering under Regulation S acknowledged that the securities purchased must come to rest outside the U.S., and the certificates will contain a legend restricting the sale of such securities until the Regulation S holding period is satisfied.

20,600 of the 9,902,300 common shares we issued were issued at $0.01 per share to two subscribers under Rule 506 of Regulation D.  We made the determination that these investors were accredited investors and the subscribers confirmed in writing and represented to us that they were accredited investors and represented their intention to acquire the securities for investment purposes and not with a view to distribution.  We did not, and no person acting of our behalf, used any form of general solicitation or general advertising in connection with this offering.  Appropriate legends will be affixed to the stock certificates when issued to these subscribers.  The investors acknowledge that the sale of the securities was not registered under the Securities Act of 1933 and that the securities could not be resold unless securities were registered under the Securities Act of 1933 or unless an exemption from registration was available.  As a result, we relied on the provisions of Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, for the issuance of these shares.

Equity Compensation Plan Information

As at March 31, 2005, we did not have any compensation plans in place.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended March 31, 2005.

Item 6.  Plan of Operation.

During the period June to December, 2003, we obtained stock subscriptions for 9,902,300 shares at $0.01 per share under Regulation S and Rule 506 of Regulation D to raise proceeds of $99,023.  This financing activity was done concurrently with our start up exploration activities.  The proceeds obtained from this financing have allowed us to complete the phase one exploration program on our Copper Prince property.  Our cash on hand will fund phase two operations on the Copper Prince Property which are budgeted at $18,920.  These funds will also cover our general and administrative expenses for at least the next 12 months which are budgeted at $20,000.  Completion of our Phase 2 operations on the Copper Prince property represents the full extent of our planned business operations for the next 12 months.  A description of this Phase 2 work follows under the heading “Phase 2 Geophysical Surveying”.  Planning and commencement of a Phase 3 exploration program is possible within the next 12 months but only if warranted by prospective exploration results from our Phase 2 program and only if the Company has sufficient cash reserves to complete the program.

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

We expect to acquire additional mineral exploration prospects over the next 12 months.  Where possible we will issue common shares in payment of new mineral properties or options to acquire mineral properties to preserve our cash reserves.  Unless we raise additional funds for exploration acquisitions, we will not allocate more than $50,000 of our cash on hand for that purpose.

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

Phase 2 Geophysical Surveying

We propose to undertake Phase 2 exploration on our Copper Prince property in the summer of 2005.  Cold temperatures and snow accumulation can make field work difficult on the Copper Prince Property from November to March.

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

Item 7.  Financial Statements

Our audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following audited financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Balance Sheets as at March 31, 2005 and 2004

Statements of Stockholders’ Equity for period from March 1, 2003 (commencement of operations) to March 31, 2005

Statements of Operations from March 1, 2003 (commencement of operations) to March 31, 2005

Statements of Cash Flows from March 1, 2003 (commencement of operations) to March 31, 2005

Notes to the Financial Statements

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Financial Statements

(Expressed in U.S. Dollars)

March 31, 2005 and 2004

Index

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Stockholders' Equity

Statements of Operations

Statements of Cash Flows

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

We have audited the accompanying balance sheet of Trend Technology Corporation (an exploration stage company) ("the Company") as at March 31, 2005, the related statements of stockholders' equity, operations and cash flows for the year ended March 31, 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements as of March 31, 2004 and for the period from March 1, 2003 (commencement of operations) to March 31, 2004, and for the cumulative period from March 1, 2003 (commencement of operations) to March 31, 2005 were audited by other auditors whose report dated April 21, 2004 expressed an unqualified opinion on those statements.  The financial statements for the period from March 1, 2003 (commencement of operations) to March 31, 2004 include total revenues and net loss of $nil and $7,433, respectively.  Our opinion on the statements of shareholders' equity, operations and cash flows for the period March 1, 2003 (commencement of operations) to March 31, 2005, insofar as it relates to amounts for prior periods through March 31, 2004, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, these financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2005, and the results of its operations and its cash flows for the year ended March 31, 2005 and for the cumulative period from March 1, 2003 (commencement of operations) to March 31, 2005 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the realization of assets and the satisfaction of liabilities and commitments are dependent upon the Company's ability to meet its future financing requirements, and the success of future operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Vancouver, Canada

June 20, 2005

Chartered Accountants

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Balance Sheets

March 31, 2005 and 2004

(Expressed in U.S. Dollars)

	2005	2004

ASSETS

Current Assets
Cash	$65,097	$91,590

Mineral Properties (Note 3)	-	-
Total Assets	$65,097	$91,590

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities - a related party (Note 4)	$6,000	$-

STOCKHOLDERS' EQUITY

Capital Stock
Authorized:
100,000,000 common shares with a par value of $0.0001
Issued and outstanding: 9,902,300 common shares	990	990
Additional paid-in capital	98,033	98,033
Deficit accumulated during the exploration stage	(39,926)	(7,433)
Total Stockholders' Equity	59,097	91,590
Total liabilities and stockholders' equity	$65,097	$91,590

The accompanying notes are an integral part of these financial statements.

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Statements of Stockholders' Equity

Period from March 1, 2003 (commencement of operations) to March 31, 2005

(Expressed in U.S. Dollars)

				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	exploration	stockholders'
	Shares	Amount	capital	stage	equity

Issuance of common stock for cash at $0.01 per share	9,902,300	$ 990	$ 98,033	$ -	$ 99,023

Comprehensive loss:
Loss for the period	-	-	-	(7,433)	(7,433)

Balance, March 31, 2004	9,902,300	$ 990	$ 98,033	$ (7,433)	$ 91,590

Comprehensive loss:
Loss for the year	-	-	-	(32,493)	(32,493)

Balance, March 31, 2005	9,902,300	$ 990	$ 98,033	$ (39,926)	$ 59,097

The accompanying notes are an integral part of these financial statements

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Statements of Operations

(Expressed in U.S. Dollars)

	Cumulative
	March 1, 2003		March 1, 2003
	(commencement	Year	(commencement
	of operations)	ended	of operations)
	to March 31,	March 31,	to March 31,
	2005	2005	2004
			(Note 1)

Expenses
Bank charges and exchange loss	$ 3,158	$ 90	$ 3,068
Filing and transfer agent fees	1,188	1,188	-
Office and miscellaneous	546	181	365
Mineral exploration (Notes 3 and 4)	23,500	19,500	4,000
Professional and regulatory fees	11,093	11,093	-
Travel expenses	441	441	-
Total expenses	39,926	32,493	7,433

Net loss for the period	$ (39,926)	$ (32,493)	$ (7,433)

Loss per shares - basic and diluted	$ (0.01)	$ (0.00)	$ (0.00)

Weighted average number of shares
outstanding - basic and diluted	6,601,533	9,902,300	4,951,150

The accompanying notes are an integral part of these financial statements.

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

	Cumulative
	March 1, 2003		March 1, 2003
	(commencement	Year	(commencement
	of operations)	ended	of operations)
	to March 31,	March 31,	to March 31,
	2005	2005	2004
			(Note 1)

Cash flows from (used in) operating activities
Net loss for the period	$ (39,926)	$ (32,493)	$ (7,433)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accounts payable and accrued liabilities	6,000	6,000	-
Net cash flows used in operating activities	(33,926)	(26,493)	(7,433)

Cash flows from financing activities
Proceeds from issuance of common stock	99,023	-	99,023

Increase (decrease) in cash during the period	65,097	(26,493)	91,590

Cash, beginning of period	-	91,590	-

Cash, end of period	$ 65,097	$ 65,097	$ 91,590

Supplemental cash flow information

Interest paid in cash	$ -	$ -	$ -

Income taxes paid in cash	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to Financial Statements

March 31, 2005 and 2004

(Expressed in U.S. Dollars)

1. Incorporation and Continuance of Operations

The Company was formed on February 16, 2001 under the laws of the State of Nevada and commenced operations on March 1, 2003.  It is engaged in the acquisition and exploration of mineral properties. The Company has an office in Vancouver, British Columbia, Canada.  The Company had no operations before April 1, 2003.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has no revenue and incurred an operating loss since commencement of operations and requires additional funds to maintain its operations. Management's plan in this regard is to raise equity financing as required.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might result from this uncertainty.

2. Significant Accounting Policies

(a) Principles of Accounting

These financial statements are stated in U.S. dollars and have been prepared in accordance with U.S. generally accepted accounting principles.

(b) Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As of March 31, 2005 and 2004, cash and cash equivalents consists of cash only.

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to Financial Statements

March 31, 2005 and 2004

(Expressed in U.S. Dollars)

2. Significant Accounting Policies (Continued)

(c) Mineral Properties and Exploration Expenses

Acquisition and exploration costs are charged to operations as incurred until such time that proven reserves are discovered.  From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred.  The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production.  As at March 31, 2005 and 2004, the Company did not have proven reserves.

 (d) Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

(e) Advertising Expenses

The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company since inception.

(f) Earnings (Loss) Per Share

Earnings (loss) per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, "Earnings Per Share".  Diluted loss per share is equivalent to basic loss per share because there are no dilutive securities.

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to Financial Statements

March 31, 2005 and 2004

(Expressed in U.S. Dollars)

2. Significant Accounting Policies (Continued)

(g) Foreign Currency Translations

The Company is located and operating outside of the United States of America.  It maintains its accounting records in U.S. dollars, as follows:

At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date.  At the period end, monetary assets and liabilities are remeasured by using the exchange rate in effect at that date.  The resulting foreign exchange gains and losses are included in operations.

(h) Fair Value of Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments.  As these estimates are subjective in nature, involving uncertainties and matters of significant judgement, they cannot be determined with precision.  Changes in assumptions can significantly affect estimated fair values.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value.  These financial instruments include cash, accounts payable and accrued liabilities.  Fair values were assumed to approximate carrying values for these financial instruments, since they are short term in nature.  Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.  The Company is operating outside of the United States of America and has significant exposure to foreign currency risk due to the fluctuation of the currency in which the Company operates and the U.S. dollars.

(i) Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method.  Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to Financial Statements

March 31, 2005 and 2004

(Expressed in U.S. Dollars)

2. Significant Accounting Policies (Continued)

(j) Long-Lived Assets Impairment

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with the  guidance established in Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

(k) Asset Retirement Obligations

The Company recognizes a liability for future retirement obligations associated with the Company's mineral properties.  The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted rate.  This liability is capitalized as part of the cost of the related asset and amortized over its productive life.  The liability accretes until the Company settles the obligation.  As of March 31, 2005 and 2004, the Company had no asset retirement obligation.

(l)

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  The Company is disclosing this information on its Statement of Stockholders' Equity (Deficiency).  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.

The Company has no elements of "other comprehensive income" for the year ended March 31, 2005 and period from March 1, 2003 (commencement of operations) to March 31, 2004.

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to Financial Statements

March 31, 2005 and 2004

(Expressed in U.S. Dollars)

2. Significant Accounting Policies (Continued)

(m) New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29". SFAS No. 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement does not an impact the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based payment." The revised statement eliminates the ability to account for share-based compensation transactions using APB No. 25. This statement instead requires that all share-based payments to employees be recognized as compensation expense in the statement of operations based on their fair value over the applicable vesting period. The provisions of this statement are effective for fiscal years beginning after December 15, 2005. The adoption of this statement does not have an impact on the Company's financial statements.

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to Financial Statements

March 31, 2005 and 2004

(Expressed in U.S. Dollars)

3. Mineral Properties

On April 23, 2004, the Company purchased the Rain #1 to Rain #20 (tenure number 407912 to 407931) mineral claims located in the Similkameen Mining Division, British Columbia, Canada for a nominal amount from an officer of the Company.  The titles of the claims are held in the name of this officer on behalf of the Company.  These claims were staked by this officer and as a result, there was no initial cost of acquisition.

	March 1, 2003 (Commencement of operation) to March 31, 2005	Year ended March 31, 2005	March 1, 2003 to March 31, 2004

Mineral exploration expenses:
Consulting	$ 14,000	$ 12,000	$ 2,000
Geochemical survey	2,700	2,700	-
Travel	6,800	4,800	2,000
	$ 23,500	$ 19,500	$ 4,000

4. Related party transactions

In fiscal year 2005, the Company incurred $12,000 (2004 - $2,000) mineral exploration consulting fees to an officer of the Company.  As at March 31, 2005, $1,000 was remained unpaid and was included in accounts payable and accrued liabilities.  Certain directors and officers of the Company provided services to the Company and received nominal compensation for their services.  The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

5. Segmented Information

The Company's business is considered as operating in one segment based upon the Company's organizational structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations.

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to Financial Statements

March 31, 2005 and 2004

(Expressed in U.S. Dollars)

6. Income Taxes

As at March 31, 2005, the Company has estimated net operating losses carryforward for tax purposes of $40,000 (2004 - $7,400) and will expire starting 2024 through 2025.  This amount may be applied against future federal taxable income. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations.  When circumstances change and this causes a change in management's judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

	2005	2004
Tax loss carry forwards	$ 15,000	$ 2,600
Valuation allowance	(15,000)	(2,600)
	$ -	$ -

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

We have had no changes in or disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure with any of our accountants for the fiscal period ended March 31, 2005.

Item 8A.  Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being March 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer.  Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.  There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;

             Compliance with Section 16(a) of the Exchange Act.

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified.  The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.  Our directors, executive officers and significant employees, their ages, positions held, and duration as such, are as follows:

Name	Position Held With the Company	Age	Date First Elected or Appointed
Gerald J. Shields	President, Chief Executive Officer and Director	50	April 19, 2004
Leonard MacMillan	Chief Financial Officer, Secretary and Director	55	April 20, 2004
Gerry Diakow	Vice President of Exploration	54	November 15, 2004

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Gerald J. Shields – President, Chief Executive Officer and Director

Gerald J. Shields was appointed a director and officer of our company on April 19, 2004.  Mr. Shields obtained his law degree from the University of Western Ontario in 1979.  He is engaged in the private practice of law, specializing in corporate finance and mergers and acquisitions.  From 1998 to date, he has been engaged in private practice in Vancouver, British Columbia with the firm of Godinho Sinclair Shields, an association of lawyers and law corporations.  His clients consist primarily of public companies.  Mr. Shields is a member in good standing of the Bars of British Columbia and Alberta and is a member of the Canadian Bar Association.  Mr. Shields was a director of SCS Solar Computing Systems Inc., a software development company, from May, 2003 to November, 2004.  SCS Solar Computing Systems Inc. is listed on the TSX Venture Exchange.  Mr. Shields is a director of Offshore Systems International Ltd.  He was appointed a director of Offshore Systems International Ltd. on April 8, 2005.  Offshore Systems International Ltd. (“OSI”) is a supplier of electronic chart systems for navigation and situational awareness.  OSI’s core competency is electronic geography and the production, management and display of many forms of geographic data.  OSI provides display systems and data for several defense, government and commercial customers, and conducts its operations through three business units: OSI Navigation Systems (moving map display systems and software), OSI Applications (situational awareness products and services for command and control systems) and OSI Geomatics (digital map and electronic chart data production services: land and marine).  OSI’s common shares are listed for trading on the Toronto Stock Exchange (TSX: OSI) and the OTC Bulletin Board (OTCBB: OFSYF).  Mr. Shields is the Secretary for Watch Resources Ltd. which position he has held since December, 2000.  Watch Resources Ltd. is a mineral exploration company listed on the TSX Venture Exchange.  Mr. Shields is also the Secretary of Lariat Energy Ltd., a private oil and gas exploration company.  Mr. Shields has held this position since April, 2003.  Mr. Shields is not a director of any other public companies.

Leonard MacMillan – Chief Financial Officer, Secretary and Director

Leonard MacMillan was appointed to his position on April 20, 2004.  Mr. MacMillan has been employed continuously as managing director of Resource Management Associates in Vancouver, British Columbia since 1998.  Resource Management Associates is a private management consulting company.  In his capacity as managing director for Resource Management Associates, Mr. MacMillan provides management consulting services to private and public companies in the United States, Canada and Europe.  Mr. MacMillan's services include; providing introductions to sources of equity and debt financing, reviewing and advising on the implementation of business plans, reviewing merger and acquisition targets and conducting market analysis.  Mr. MacMillan does not currently serve as a director of any other public companies.  Mr. MacMillan is an officer and director of Lexaria Corp. and Dayton Boots Enterprises Inc.  Both Lexaria Corp. and Dayton Boots Enterprises Inc. are private Nevada companies.  Lexaria Corp. is an oil and gas exploration company and Dayton Boots is a footwear manufacturing company.  Mr. MacMillan was appointed to his positions with Lexaria Corp. in January, 2005 and was appointed to his positions with Dayton Boots on October 6, 2004.

Gerry Diakow – Vice President of Exploration

Gerry Diakow was appointed to his position on November 15, 2004.  Mr. Diakow is a consulting geologist and works for other companies who pay Mr. Diakow for his services.  The majority of Mr. Diakow's working hours are spent on his consulting obligations.

From January, 1999 to the present, Mr. Diakow has acted as a contract project manager for Trilogy Metals Inc., a public mineral exploration company listed on the TSX Venture Exchange.  Mr. Diakow has been a director of Trilogy Metals Inc since March, 2001.  Mr. Diakow acted as Vice President of Exploration and Acquisitions for Cascadia Capital Corporation, a public mineral exploration company, from November, 2000 to September, 2002.  From June, 1997 to January, 1999, Mr. Diakow acted as President of Pacific Mining Co., a privately held Honduran mineral exploration company.  From January, 1994 until June, 1997, Mr. Diakow acted as President of Cimarron Corp., a privately held British Columbia mining exploration company.  Mr. Diakow graduated with a

BSc. in Chemistry from Vancouver City College and the University of British Columbia.  Mr. Diakow also studied civil and structural engineering at the British Columbia Institute of Technology.  Mr. Diakow has been engaged primarily in mineral exploration for the past 34 years.  Mr. Diakow has been employed by major mineral exploration companies such as Union Carbide Mining Exploration as a diamond drilling supervisor, Canadian Superior Mining Exploration as a field geologist and Anaconda Mining Exploration as a field data processor.  Mr. Diakow has worked in mineral exploration extensively in Canada, the Western United States and in Central America.  Mr. Diakow is a member of the American Society of Economic Geologists.  Mr. Diakow is not a director or officer of any other reporting company.

Family Relationships

There are no family relationships among our directors and officers

Board and Committee Meetings

The Board of Directors of the Company held no formal meetings during the year ended March 31, 2005.  All proceedings of the Board of Directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and the By-laws of the Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended March 31, 2005 our only standing committee of the Board of Directors was our audit committee.

Audit Committee

Currently our audit committee consists of our entire Board of Directors.  We currently do not have nominating, compensation committees or committees performing similar functions.  There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal 2004/2005, there were informal meetings held by this Committee.  The business of the Audit Committee was conducted by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the Audit Committee.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.

any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended March 31, 2005, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

Effective May 1, 2005, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's President and Secretary (being our principal executive officer, principal financial officer and principal accounting officer), as well as persons performing similar functions.  As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.

honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.

compliance with applicable governmental laws, rules and regulations;

4.

the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.

accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's Senior Officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly Senior Officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws.  Any Senior Officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company.  Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed with the Securities and Exchange Commission as Exhibit 14.1 to our annual report.  We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request.  Requests can be sent to:  Trend Technology Corporation, c/o Suite 1000, 409 Granville Street, Vancouver, B.C., V6C 1T2.

Item 10.  Executive Compensation

Except as disclosed below, no executive officer of our company received any cash or other compensation during the fiscal years ended March 31, 2005 and 2004.  No other executive officer of our company received annual salary and bonus in excess of $100,000 for the year ended March 31, 2005.

SUMMARY COMPENSATION TABLE
Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Comp- ensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Option/SARs (#)	LTIP Payouts ($)	All Other Comp- ensation ($)
Gerald J. Shields, President, C.E.O. and Director	2004 2005	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A
Leonard MacMillan, C.F.O., Secretary and Director	2004 2005	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A
Gerry Diakow, Vice President of Exploration	2004 2005	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A $12,000

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors.  We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Compensation Of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings.  We did not pay director's fees or other cash compensation for services rendered as a director in the year ended March 31, 2005.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.  Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.  No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Employment Contracts

During the fiscal year ended March 31, 2005, we paid consulting fees of $12,000 to Gerry Diakow for consulting services he provided to our company.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.  Our directors and executive officers may receive stock options at the discretion of our board of directors in the future.  We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 24, 2005, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Leonard MacMillan 125A – 1030 Denman Street Vancouver, B.C. V6G 2M6 Officer and Director	5,600 shares Direct Ownership	0.05%
Common	Gerald Shields 1866 Esquimalt Avenue West Vancouver, B.C. V7V 1R9 Officer and Director	50,000 shares Direct Ownership	0.5%
Common	Gerry Diakow 1537 – 54th Street Tsawwassen, B.C. V4M 3H6 Vice President of Exploration	No Shares Owned	0.0%

Common	Gillian M. Dougans 5774 Deadpine Drive Kelowna, B.C. V1P 1A3	500,000 shares Direct Ownership	5.05%
Common	Chris Bunka 5774 Deadpine Drive Kelowna, B.C. V1P 1A3	500,000 shares Direct Ownership	5.05%
Common	Cody Bateman Suite 504 7831 Westminster Hwy. Richmond, B.C. V6X 4J4	500,000 shares Direct Ownership	5.05%
Common	Sean Jordan Suite 1 1909 Queen Street East Toronto, Ontario M4L 1H3	750,000 shares Direct Ownership	7.57%
Common	Kevin Bell 1160 - 20th Avenue Prince George, B.C.	750,000 shares Direct Ownership	7.57%
Common	Katrin Braun 8095 - 170th Street Surrey, B.C. V4N 4Y7	750,000 shares Direct Ownership	7.57%
Common	Lloyd Blackmore 18 Queens Street St. Georges, Bermuda	750,000 shares Direct Ownership	7.57%
Common	Gerald R. Tuskey 2522 Mathers Avenue West Vancouver, B.C. V7V 2J1	3,000,000 shares Direct Ownership	30.29%
Common	Ryan Bateman 27 Reid Street Hamilton, Bermuda HM11	750,000 shares Direct Ownership	7.57%
	Melanie Bell #1, Smithfield Manor 5 Riddels Bay Road Warwick, Bermuda WK04	750,000 shares Direct Ownership	7.57%

The balance of our outstanding common stock is held by 42 persons.  We have 9,902,300 common shares issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12.  Certain Relationships and Related Transactions

Except for related party transactions disclosed elsewhere, we have not entered into any related party transactions.  Our officers and directors are not related by blood or marriage.  Our former President and C.E.O., Mr. Gerald Tuskey, our President and C.E.O., Mr. Gerald Shields, and our C.F.O. and Secretary, Mr. Leonard MacMillan may be defined as promoters of our company based on their initiative in organizing and developing the business of our company.  Mr. Tuskey, Mr. Shields and Mr. MacMillan have not received any asset of value including money, property, contracts, options or rights directly or indirectly from our company.  Both Mr. Shields and Mr. MacMillan have purchased shares in our company at a price of $0.01 per share which is the same consideration as paid by all other investors in our company.

Item 13.  Exhibits

Exhibits required by Item 601 of Regulation S-B:

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form 10-SB filed on October 7, 2004)
3.2	Bylaws (incorporated by reference from our Form 10-SB filed on October 7, 2004)
(14)	Code of Ethics
14.1*	Code of Business Conduct and Ethics
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Gerald J. Shields
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Leonard MacMillan
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

*Filed herewith.

Item 14.  Principal Accountant Fees and Services

Effective May 3, 2005, Moore Stephens Ellis Foster Ltd. merged with Ernst & Young LLP.  We appointed Ernst & Young LLP as the independent accountant.

Audit Fees

For the period ended March 31, 2005, the aggregate fees billed by Moore Stephens Ellis Foster Ltd. for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB were $3,500.  For the fiscal year ended March 31, 2004, the aggregate fees billed by Moore Stephens Ellis Foster Ltd. for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB were $nil.

Audit Related Fees

For the period ended March 31, 2005, the aggregate fees billed for assurance and related services by Moore Stephens Ellis Foster Ltd. relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $1,000.  For the fiscal year ended March 31, 2004, the aggregate fees billed for assurance and related services by Moore Stephens Ellis Foster Ltd. relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $nil.

Tax Fees

For the period ended March 31, 2005, the aggregate fees billed by Moore Stephens Ellis Foster Ltd. for other non-audit professional services, other than those services listed above, totalled $nil.  For the fiscal year ended March 31, 2004, the aggregate fees billed by Moore Stephens Ellis Foster Ltd. for other non-audit professional services, other than those services listed above, totalled $nil.

We do not use Ernst & Young LLP or Moore Stephens Ellis Foster Ltd. for financial information system design and implementation.  These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers.  We do not engage Ernst & Young LLP or Moore Stephens Ellis Foster Ltd. to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Ernst & Young LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-

approved by our audit committee (which consists of our entire board of directors); or

-

entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors.  All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Ernst & Young LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Ernst & Young LLP’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREND TECHNOLOGY CORPORATION

Dated:  June 24, 2005

Per:

/s/Gerald J. Shields

Gerald J. Shields,

President, Chief Executive Officer

and Director (Principal Executive Officer)

Dated:  June 24, 2005

Per:

/s/Leonard MacMillan

Leonard MacMillan,

Chief Financial Officer, Secretary

and Director (Principal Financial Officer

and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  June 24, 2005

Per:

/s/Gerald J. Shields

Gerald J. Shields,

President, Chief Executive Officer

and Director (Principal Executive Officer)

Dated:  June 24, 2005

Per:

/s/Leonard MacMillan

Leonard MacMillan,

Chief Financial Officer, Secretary

and Director (Principal Financial Officer

and Principal Accounting Officer)