Form 10QSB
period 2005-06-30
TREND TECHNOLOGY CORP
filed 2005-08-15
CIK 1137239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

9,902,300 common shares as at August 12, 2005

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

TREND TECHNOLOGY CORPORATION

INDEX

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheets as of June 30, 2005 and March 31, 2005

Statement of Operations for the period ended June 30, 2005

Statement of Stockholders' Equity for the period ended June 30, 2005

Statements of Cash Flows for the period ended June 30, 2005

Notes to Financial Statements

Item 2

Plan of Operation

Item 3

Disclosure Controls and Procedures

PART II.

OTHER INFORMATION

Item 1

Legal Proceedings

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3

Defaults Upon Senior Securities

Item 4

Submission of Matters to a Vote of Security Holders

Item 5

Other Information

Item 6

Exhibits and Reports on Form 8K

SIGNATURES

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

June 30, 2005

Index

Balance Sheets

Statements of Operations

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)
	June 30,	March 31,
	2005	2005

ASSETS

Current Assets
Cash	$60,244	$65,097
Total Current Assets	60,244	65,097

Mineral Properties (Note 2)	-	-
Total Assets	$60,244	$65,097

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities (Note 3)	$7,369	$6,000

STOCKHOLDERS' EQUITY
Capital Stock
Authorized:
100,000,000 shares of common stock with a par value of $0.0001
Issued and outstanding:
9,902,300 shares of common stock as at June 30, 2005 and March 31, 2005	990	990

Additional paid-in capital	98,033	98,033
Deficit accumulated during the exploration stage	(46,148)	(39,926)
Total Stockholders' Equity	52,875	59,097

Total liabilities and stockholders’ equity	$60,244	$65,097

The accompanying notes are an integral part of these financial statements.

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	March 1, 2003	Three	Three
	(commencement	Months	Months
	of operations)	Ended	Ended
	to June 30,	June 30,	June 30,
	2005	2005	2004

Expenses
Bank charges and exchange loss	$ 3,180	$ 22	$ 24
Filing and transfer agent fees	1,188	-	-
Office and miscellaneous	659	113	81
Mineral exploration (Note 2)	26,500	3,000	10,500
Professional fees	14,180	3,087	3,000
Travel expenses	441	-	-
Total expenses	$ 46,148	$ 6,222	$ 13,605

Loss for the period	$ (46,148)	$ (6,222)	$ (13,605)

Loss per share - basic and diluted	$ (0.01)	$ (0.00)	$ (0.00)

Weighted average number of shares
outstanding - basic and diluted	5,946,830	9,902,300	9,902,300

The accompanying notes are an integral part of these financial statements.

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)
	March 1, 2003	Three	Three
	(commencement	months	months
	of operations)	ended	ended
	to June 30,	June 30,	June 30,
Stated in U.S. dollars	2005	2005	2004

Cash flows from (used in) operating activities
Loss for the period	$ (46,148)	$ (6,222)	$ (13,605)
Adjustments to reconcile net loss to net cash
used in operating activities :
Accounts payable and accrued liabilities	7,369	1,369	-
Net cash flows used in operating activities	(38,779)	(4,853)	(13,605)

Cash flows from financing activities
Proceeds from issuance of common stock	99,023	-	-
Net cash flows provided by financing activities	99,023	-	-

Increase (decrease) in cash during the period	60,244	(4,853)	(13,605)

Cash, beginning of period	-	65,097	91,590

Cash, end of period	$ 60,244	$ 60,244	$ 77,985

Supplemental cash flow information

Interest paid in cash	$ -	$ -	$ -

Income taxes paid in cash	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Statement of Stockholders' Equity
Period from March 1, 2003 (commencement of operations) to June 30, 2005
(Expressed in U.S. Dollars)
(Unaudited)
				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	exploration	stockholders'
	Shares	Amount	capital	stage	equity

Issuance of common stock for cash at $0.01 per share	9,902,300	$ 990	$98,033	$ -	$ 99,023

Loss and comprehensive loss for the period				(7,433)	(7,433)

Balance, March 31, 2004	9,902,300	$ 990	$98,033	$ (7,433)	$ 91,590

Loss and comprehensive loss for the year				(32,493)	(32,493)

Balance, March 31, 2005	9,902,300	$ 990	$98,033	$ (39,926)	$ 59,097

Loss and comprehensive loss for the period				(6,222)	(6,222)

Balance, June 30, 2005	9,902,300	$ 990	$98,033	$ (46,148)	$ 52,875

The accompanying notes are an integral part of these financial statements

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Condensed notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

June 30, 2005

1.

Basis of Presentation

The accompanying unaudited interim balance sheets, statements of operations, statements of stockholders' equity and cash flows reflect all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at June 30, 2005 and the results of operations, stockholders’ equity and cash flows for the interim period ended June 30, 2005. The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial statements and with the instructions for Form 10-QSB pursuant to the rules and regulations of Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited annual financial statements.  Accordingly, these financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended March 31, 2005 filed with the United States Securities and Exchange Commission.  The result of operations for the interim periods presented is not necessarily indicative of the results to be expected for the full year.

2.

Mineral Properties

On April 23, 2004, the Company purchased the Rain #1 to Rain #20 (tenure number 407912 to 407931) mineral claims located in the Similkameen Mining Division, British Columbia, Canada for a nominal amount from an officer of the Company. The titles of the claims are held in the name of this officer of the Company. These claims were staked by this officer and as a result, there was no initial cost of acquisition. As of June 30, 2005, the Company completed the phase one program on prospecting and geological mapping of the mineral claims and has initiated the phase two program on geophysical surveying of the mineral claims.

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Condensed notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

June 30, 2005

3.

Related party transactions

During the three-month period ended June 30, 2005, the Company incurred $3,000 (2004 - $3,000) mineral exploration consulting fees to an officer of the Company.

As of June 30, 2005 and March 31, 2005, $nil and $1,000 remained unpaid and was included in accounts payable and accrued liabilities. The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

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

To date, we have completed two milestones in the execution of our business plan.  The first milestone was the successful raising of start up financing in the amount of $99,023.  The second milestone was the completion of phase one exploration on our Copper Prince Property.  The next significant milestone in the execution of our business plan will be the completion of phase two exploration on the Copper Prince Property.  In the opinion of our Vice President of Exploration, a phase two exploration plan on the Copper Prince Property is warranted based on assay results from the Knob Hill prospect on the Copper Prince Property.  Our phase two exploration program is scheduled for completion before the end of September, 2005.  The funds which we obtained from our initial financing activities are sufficient to fund phase two exploration and to cover all of our general and administrative expenses for the next 12 months of operations.  A detailed discussion of our phase two exploration program is set out under the heading "Phase 2 Geophysical Surveying".  This disclosure contains a detailed analysis of the costs of each step of the exploration program.

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

Consequently, a large part of our exploration task has involved correlating this information and reconciling survey inconsistencies.  Previous surveys have now been incorporated  into the "Geographical Information System" (GIS) where all work locations and mineral showings are located on a NAD83 map.

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

Completed Phase 1 Work

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

Phase 2 Geophysical Surveying

We propose to undertake Phase 2 exploration on our Copper Prince property before the end of September, 2005.  Cold temperatures and snow accumulation can make field work difficult on the Copper Prince Property from November to March.

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

Item 3 – Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being June 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer.  Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.  There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II

OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 2

UNREGISTERED SALES OF EQUITY SECURITIES

AND USE OF PROCEEDS

None

Item 3

DEFAULTS UPON SENIOR SECURITIES

None

Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In lieu of a meeting of stockholders, by consent resolutions dated June 24, 2005 of stockholders representing 55.54% of the issued and outstanding common shares of the Issuer, the stockholders re-appointed Gerald J. Shields and Leonard MacMillan as members of the board of directors until the next annual general meeting of the Issuer’s stockholders.  The stockholders also re-appointed the firm of Ernst & Young LLP (formerly Moore Stephens Ellis Foster Ltd.) of Vancouver, British Columbia, as its independent accountants for the fiscal year 2005/2006 and also approved the Issuer’s audited financial statements for the year ended March 31, 2005.

Item 5

OTHER INFORMATION

None

Item 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

31.1

Section 302 Certification of Chief Executive Officer

31.2

Section 302 Certification of Chief Financial Officer

32

Section 906 Certification

(b)

Reports on Form 8-K

The Issuer did not file any Form 8-K’s during the quarter ended June 30, 2005

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREND TECHNOLOGY CORPORATION

Dated:  August 12, 2005

Per:

/s/Gerald J. Shields

Gerald J. Shields,

President, C.E.O. and Director