Form 10KSB/A
period 2005-03-31
TREND TECHNOLOGY CORP
filed 2005-08-18
CIK 1137239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB – Amendment No. 1

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

Phase 2 Geophysical Surveying

We propose to undertake Phase 2 exploration on our Copper Prince property by the end of September, 2005.  Cold temperatures and snow accumulation can make field work difficult on the Copper Prince Property from November to March.

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

Statements of Stockholders'Equity

Statements of Operations

Statements of Cash Flows

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

We have audited the accompanying balance sheet of Trend Technology Corporation (an exploration stage company) ('the Company') as at March 31, 2005, the related statements of stockholders'equity, operations and cash flows for the year ended March 31, 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements as of March 31, 2004 and for the period from March 1, 2003 (commencement of operations) to March 31, 2004, and for the cumulative period from March 1, 2003 (commencement of operations) to March 31, 2005 were audited by other auditors whose report dated April 21, 2004 expressed an unqualified opinion on those statements.  The financial statements for the period from March 1, 2003 (commencement of operations) to March 31, 2004 include total revenues and net loss of $nil and $7,433, respectively.  Our opinion on the statements of shareholders'equity, operations and cash flows for the period March 1, 2003 (commencement of operations) to March 31, 2005, insofar as it relates to amounts for prior periods through March 31, 2004, is based solely on the report of the other auditors.

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

STOCKHOLDERS' EQUITY

Capital Stock
Authorized:
100,000,000 common shares with a par value of $0.0001
Issued and outstanding: 9,902,300 common shares	990	990
Additional paid-in capital	98,033	98,033
Deficit accumulated during the exploration stage	(39,926)	(7,433)
Total Stockholders' Equity	59,097	91,590
Total liabilities and stockholders'equity	$65,097	$91,590

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

Notes to Financial Statements

March 31, 2005 and 2004

(Expressed in U.S. Dollars)

2. Significant Accounting Policies (Continued)

(j) Long-Lived Assets Impairment

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with the  guidance established in Statement of Financial Accounting Standards ('SFAS') No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

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

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

We have changed our independent accountants to audit our financial statements.  Effective May 3, 2005, Moore Stephens Ellis Foster Ltd. merged with Ernst & Young LLP which constitutes a change of accountants.  We appointed Ernst & Young LLP as our independent accountants.

During the years ended March 31, 2004, March 31, 2005 and during the quarter ended June 30, 2005, there were no disagreements with our former accountants, Moore Stephens Ellis Foster Ltd., on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure.

During the years ended March 31, 2004 and March 31, 2005, our former accountant’s report on our financial statements contained the qualification that our financial statements were prepared assuming that we will continue as a going concern.  Given that we suffered losses from operations and the satisfaction of liabilities and commitments are dependent upon our ability to meet future financing requirements and the success of our future operations, there is substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Other than the qualification regarding uncertainty of our ability to continue as a going concern, our former accountant’s report on our financial statements did not contain an adverse opinion, a disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles.

We engaged the firm of Ernst & Young LLP as of May 3, 2005.  During the years ended March 31, 2004 and March 31, 2005, Ernst & Young LLP was not consulted on any matter relating to accounting principles to a specific completed or proposed transaction or the type of audit opinion that might be rendered on our financial statements.  During the years ended March 31, 2004 and March 31, 2005, Ernst & Young LLP did not provide any written or oral advice that was an important factor considered by it in reaching any decision as to accounting, auditing or financial reporting issues.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Leonard MacMillan Suite 101 1122 Gilford Street Vancouver, B.C., V6G 2P5 Officer and Director	5,600 shares Direct Ownership	0.05%
Common	Gerald Shields 1866 Esquimalt Avenue West Vancouver, B.C. V7V 1R9 Officer and Director	50,000 shares Direct Ownership	0.5%
Common	Gerry Diakow 1537 – 54th Street Tsawwassen, B.C. V4M 3H6 Vice President of Exploration	No Shares Owned	0.0%
Common	Gillian M. Dougans 5774 Deadpine Drive Kelowna, B.C. V1P 1A3	500,000 shares Direct Ownership	5.05%
Common	Chris Bunka 5774 Deadpine Drive Kelowna, B.C. V1P 1A3	500,000 shares Direct Ownership	5.05%
Common	Cody Bateman Suite 504 7831 Westminster Hwy. Richmond, B.C. V6X 4J4	500,000 shares Direct Ownership	5.05%
Common	Sean Jordan Suite 1 1909 Queen Street East Toronto, Ontario M4L 1H3	750,000 shares Direct Ownership	7.57%
Common	Kevin Bell 1160 - 20th Avenue Prince George, B.C.	750,000 shares Direct Ownership	7.57%
Common	Katrin Braun 8095 - 170th Street Surrey, B.C. V4N 4Y7	750,000 shares Direct Ownership	7.57%
Common	Lloyd Blackmore 18 Queens Street St. Georges, Bermuda	750,000 shares Direct Ownership	7.57%

Common	Gerald R. Tuskey 2522 Mathers Avenue West Vancouver, B.C. V7V 2J1	3,000,000 shares Direct Ownership	30.29%
Common	Ryan Bateman 27 Reid Street Hamilton, Bermuda HM11	750,000 shares Direct Ownership	7.57%
Common	Melanie Bell #1, Smithfield Manor 5 Riddels Bay Road Warwick, Bermuda WK04	750,000 shares Direct Ownership	7.57%

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

Item 13.  Exhibits

Exhibits required by Item 601 of Regulation S-B:

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form 10-SB filed on October 7, 2004)
3.2	Bylaws (incorporated by reference from our Form 10-SB filed on October 7, 2004)
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics, incorporated by reference from our Form 10-KSB filed on June 28, 2005

(16)	Letter on Change in Certifying Accountant
16.1*	Letter from former accountant
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Gerald J. Shields
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Leonard MacMillan
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

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

Dated:  August 18, 2005

Per:

/s/Gerald J. Shields

Gerald J. Shields,

President, Chief Executive Officer

and Director (Principal Executive Officer)

Dated:  August 18, 2005

Per:

/s/Leonard MacMillan

Leonard MacMillan,

Chief Financial Officer, Secretary

and Director (Principal Financial Officer

and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  August 18, 2005

Per:

/s/Gerald J. Shields

Gerald J. Shields,

President, Chief Executive Officer

and Director (Principal Executive Officer)

Dated:  August 18, 2005

Per:

/s/Leonard MacMillan

Leonard MacMillan,

Chief Financial Officer, Secretary

and Director (Principal Financial Officer

and Principal Accounting Officer)