Form 10KSB/A
period 2005-03-31
TREND TECHNOLOGY CORP
filed 2005-11-07
CIK 1137239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB – Amendment No. 2

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
			Total Units 35

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

Item 2.  Description of Property

Office Premises

We operate from our offices at Suite 1020, 510 Burrard Street, Vancouver, British Columbia, V6C 3A8, Canada.  We do not own any real property or significant assets.  Office space is provided to us at no cost by Mr. Gerald Shields, a director of the Company.  We are not a party to any lease.  Our agreement with Mr. Shields to provide office space at no cost is discretionary and may be terminated at any time without notice.  It is anticipated that this arrangement will remain until we are able to generate revenue from operations and require additional office space for new employees.  Management believes that this space will meet our needs for the foreseeable future.

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

Phase 2 Geophysical Surveying

We completed a Phase 2 geophysical exploration program on our Copper Prince property in September, 2005.  Our Phase 2 exploration program was conducted with a magnetic survey.  The magnetic survey uses an instrument called a magnetometer to read the magnetic field generated by subsurface magnetic minerals.  This survey covered the same area as our Phase 1 geochemical survey.  The magnetometer survey identified sub-surface interface of magnetic volcanic rocks and granitic rock which could potentially host copper mineralization.  Our magnetometer survey was also useful in generating targets for diamond drilling.

Completed Phase 2 Work

Planning, mobilization, surveying grid and completing magnetometer survey:

Wages
Field manager senior technician	4 days	@ $424.00/day	$1,695.00

Room and Board	8 man days	@ $106.00/day	$848.00
Truck and fuel	4 field days	@ $127.00/day	$508.00
Disposables			$339.00
Contracted Geophysicist:
Data reduction including interpretation and report	2 days	@ $424.00/day	$847.00
Total Phase 2 Budget Expended			$4,237.00

Results of Phase 2 Exploration

Results from our Phase 2 magnetometer survey were analyzed by geophysicist, David Mark of Geotronics Survey Ltd., Surrey, British Columbia.  Mr. Mark’s report on our magnetometer survey contains the following conclusions:

1.

a magnetic high is centered over the anomalous Mobile Metals Ion (“MMI”) survey results from our Phase One work;

2.

the area of magnetic high extends from line 300 south to line 1,050 south (750 meters) in a north to south direction and from line 500 west to line 400 east in an east to west direction (900 meters).

Mr. Mark’s report contains the following recommendations:

1.

Although our initial MMI survey was successful in locating two highly anomalous copper and gold zones on the Copper Prince Property, the reconnaissance nature of this sample spacing should now be filled with closer spaced sampling.  The original survey took samples every 100 meters on lines 500 meters apart.  Mr. Mark recommends that MMI geochemistry sampling be conducted on the two main anomalies at a 50 meter spacing on lines 200 meters apart.

2.

Mr. Mark recommends that an induced potential (IP) survey then be conducted over the anomalous areas.  The resulting IP survey information could indicate a conductive zone and therefore generate targets for a diamond drill program.

As a result of geophysical survey results obtained in our Phase 2 exploration program, we have planned the following Phase 3 exploration program on the Copper Prince Property.

Phase 3 Geophysical Surveying

Our Phase 3 exploration program will consist of MMI geochemistry sampling on the two main anomalies identified in our Phase 2 exploration program.  The MMI geochemistry sampling will be conducted at 50 meter spacing on lines 200 meters apart.  After analyzing the results of the MMI survey, we will conduct an induced potential (“IP”) survey over the main anomalies.  The extent of the IP survey we conduct will be determined by the quality of the results generated from the second MMI survey in Phase 3.  Accordingly, the budget for our IP survey in Phase 3 varies from a low of $12,000 to a high of $25,000.

Budget for Phase 3 Geophysical Exploration:

1.

Collect 60 MMI samples, analyze samples and plot results; budget = $4,000

2.

Conduct an induced potential survey over the main anomalies including information generated from the second MMI survey; budget = $12,000 to $25,000 depending on results of MMI survey.

Item 7.  Financial Statements

Our audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following audited financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, Ernst & Young, LLP

Report of former Independent Registered Public Accounting Firm, Moore Stephens Ellis Foster Ltd.

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

Statements of Stockholders’ Equity

Statements of Operations

Statements of Cash Flows

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

We have audited the accompanying balance sheet of Trend Technology Corporation (an exploration stage company) (“the Company”) as at March 31, 2005, the related statements of stockholders’ equity, operations and cash flows for the year ended March 31, 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements as of March 31, 2004 and for the period from March 1, 2003 (commencement of operations) to March 31, 2004, and for the cumulative period from March 1, 2003 (commencement of operations) to March 31, 2005 were audited by other auditors whose report dated April 21, 2004 expressed an unqualified opinion on those statements.  The financial statements for the period from March 1, 2003 (commencement of operations) to March 31, 2004 include total revenues and net loss of $nil and $7,433, respectively.  Our opinion on the statements of shareholders’ equity, operations and cash flows for the period March 1, 2003 (commencement of operations) to March 31, 2005, insofar as it relates to amounts for prior periods through March 31, 2004, is based solely on the report of the other auditors.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the realization of assets and the satisfaction of liabilities and commitments are dependent upon the Company’s ability to meet its future financing requirements, and the success of future operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Vancouver, Canada

June 20, 2005

Chartered Accountants

MOORE STEPHENS ELLIS FOSTER LTD.

 CHARTERED ACCOUNTANTS

1650 West 1st Avenue

Vancouver, BC  Canada   V6J 1G1

Telephone:  (604) 734-1112  Facsimile: (604) 714-5916

Website:  www.ellisfoster.com

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

We have audited the balance sheet of Trend Technology Corporation (“the Company”) (An exploration stage company) as at March 31, 2004, the related statements of stockholders’ equity, operations and cash flows for the period from March 1, 2003 (commencement of operations) to March 31, 2004.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2004 and the results of its operations and its cash flows for period from March 1, 2003 (commencement of operations) to March 31, 2004 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered losses from operations that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada

“MOORE STEPHENS ELLIS FOSTER LTD.”

April 21, 2004

Chartered Accountants

MSAn independently owned and operated member of Moore Stephens North America, Inc.  Members in principal cities throughout North America. Moore Stephens North America, Inc. is a member of Moore Stephens International Limited, members in principal cities throughout the world.

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Balance Sheets

March 31, 2005 and 2004

(Expressed in U.S. Dollars)

	2005	2004

ASSETS

Current Assets
Cash	$65,097	$91,590

Mineral Properties (Note 3)	-	-
Total Assets	$65,097	$91,590

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accountspayable and accrued liabilities – a related party (Note 4)	$6,000	$-

STOCKHOLDERS' EQUITY

Capital Stock
Authorized:
100,000,000 common shares witha par value of $0.0001
Issued and outstanding: 9,902,300 common shares	990	990
Additional paid-in capital	98,033	98,033
Deficit accumulated during the exploration stage	(39,926)	(7,433)
Total Stockholders' Equity	59,097	91,590
Total liabilities and stockholders’ equity	$65,097	$91,590

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

Notes to Financial Statements

March 31, 2005 and 2004

(Expressed in U.S. Dollars)

2. Significant Accounting Policies (Continued)

(j) Long-Lived Assets Impairment

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with the  guidance established in Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

(k) Asset Retirement Obligations

The Company recognizes a liability for future retirement obligations associated with the Company’s mineral properties.  The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted rate.  This liability is capitalized as part of the cost of the related asset and amortized over its productive life.  The liability accretes until the Company settles the obligation.  As of March 31, 2005 and 2004, the Company had no asset retirement obligation.

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

5. Segmented Information

The Company’s business is considered as operating in one segment based upon the Company’s organizational structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations.

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to Financial Statements

March 31, 2005 and 2004

(Expressed in U.S. Dollars)

6. Income Taxes

As at March 31, 2005, the Company has estimated net operating losses carryforward for tax purposes of $40,000 (2004 – $7,400) and will expire starting 2024 through 2025.  This amount may be applied against future federal taxable income. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations.  When circumstances change and this causes a change in management's judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

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

SUMMARY COMPENSATION TABLE
Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Comp- ensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Option/SARs (#)	LTIP Payouts ($)	All Other Comp- ensation ($)
Gerald J. Shields, President, C.E.O. and Director	2004 2005	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A
Leonard MacMillan, C.F.O., Secretary and Director	2004 2005	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A
Gerry Diakow, V.P. of Exploration	2004 2005	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A $12,000

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Leonard MacMillan Suite 1002 1122 Gilford Street Vancouver, B.C., V6G 2P5 Officer and Director	5,600 shares Direct Ownership	0.05%
Common	Gerald Shields 1866 Esquimalt Avenue West Vancouver, B.C. V7V 1R9 Officer and Director	50,000 shares Direct Ownership	0.5%
Common	Gerry Diakow 1537 – 54th Street Tsawwassen, B.C. V4M 3H6 Vice President of Exploration	No Shares Owned	0.0%
Common	Gillian M. Dougans 5774 Deadpine Drive Kelowna, B.C. V1P 1A3	500,000 shares Direct Ownership	5.05%
Common	Chris Bunka 5774 Deadpine Drive Kelowna, B.C. V1P 1A3	500,000 shares Direct Ownership	5.05%
Common	Cody Bateman Suite 504 7831 Westminster Hwy. Richmond, B.C. V6X 4J4	500,000 shares Direct Ownership	5.05%
Common	Sean Jordan Suite 1 1909 Queen Street East Toronto, Ontario M4L 1H3	750,000 shares Direct Ownership	7.57%
Common	Kevin Bell 1160 - 20th Avenue Prince George, B.C.	750,000 shares Direct Ownership	7.57%
Common	Katrin Braun 8095 - 170th Street Surrey, B.C. V4N 4Y7	750,000 shares Direct Ownership	7.57%
Common	Lloyd Blackmore 18 Queens Street St. Georges, Bermuda	750,000 shares Direct Ownership	7.57%

Common	Gerald R. Tuskey 2522 Mathers Avenue West Vancouver, B.C. V7V 2J1	3,000,000 shares Direct Ownership	30.29%
Common	Ryan Bateman 27 Reid Street Hamilton, Bermuda HM11	750,000 shares Direct Ownership	7.57%
Common	Melanie Bell #1, Smithfield Manor 5 Riddels Bay Road Warwick, Bermuda WK04	750,000 shares Direct Ownership	7.57%

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

Item 13.  Exhibits

Exhibits required by Item 601 of Regulation S-B:

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form 10-SB filed on October 7, 2004)
3.2	Bylaws (incorporated by reference from our Form 10-SB filed on October 7, 2004)
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics, incorporated by reference from our Form 10-KSB filed on June 28, 2005
(16)	Letter on Change in Certifying Accountant
16.1	Letter from former accountant
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Gerald J. Shields
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Leonard MacMillan
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

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

Dated:  November 2, 2005

Per:

/s/Gerald J. Shields

Gerald J. Shields,

President, Chief Executive Officer

and Director (Principal Executive Officer)

Dated:  November 2, 2005

Per:

/s/Leonard MacMillan

Leonard MacMillan,

Chief Financial Officer, Secretary

and Director (Principal Financial Officer

and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  November 2, 2005

Per:

/s/Gerald J. Shields

Gerald J. Shields,

President, Chief Executive Officer

and Director (Principal Executive Officer)

Dated:  November 2, 2005

Per:

/s/Leonard MacMillan

Leonard MacMillan,

Chief Financial Officer, Secretary

and Director (Principal Financial Officer

and Principal Accounting Officer)