Form 10QSB/A
period 2005-11-02
TREND TECHNOLOGY CORP
filed 2005-11-07
CIK 1137239

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

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Statement of Stockholders' Equity
Period from March 1, 2003 (commencement of operations) to June 30, 2005
(Expressed in U.S. Dollars)
(Unaudited)
				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	exploration	stockholders'
	Shares	Amount	capital	stage	equity

Issuance of common stock for cash at $0.01 per share	9,902,300	$ 990	$ 98,033	$ -	$ 99,023

Loss and comprehensive loss for the period				(7,433)	(7,433)

Balance, March 31, 2004	9,902,300	$ 990	$ 98,033	$ (7,433)	$ 91,590

Loss and comprehensive loss for the year				(32,493)	(32,493)

Balance, March 31, 2005	9,902,300	$ 990	$ 98,033	$ (39,926)	$ 59,097

Loss and comprehensive loss for the period				(6,222)	(6,222)

Balance, June 30, 2005	9,902,300	$ 990	$ 98,033	$ (46,148)	$ 52,875

The accompanying notes are an integral part of these financial statements

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Condensed notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

June 30, 2005

1.

Basis of Presentation

The accompanying unaudited interim balance sheets, statements of operations, statements of stockholders’ equity and cash flows reflect all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at June 30, 2005 and the results of operations, stockholders’ equity and cash flows for the interim period ended June 30, 2005. The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial statements and, therefore, do not include all information and notes normally provided in audited annual financial statements.  Accordingly, these financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended March 31, 2005 filed with the United States Securities and Exchange Commission.  The result of operations for the interim periods presented is not necessarily indicative of the results to be expected for the full year.

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

President, C.E.O. and Director