Form 10QSB
period 2005-09-30
TREND TECHNOLOGY CORP
filed 2005-11-14
CIK 1137239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

Commission file Number:  000-50978

TREND TECHNOLOGY CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0414501

(I.R.S. Employer Identification Number)

1866 Esquimalt Avenue

West Vancouver, British Columbia, V7V 1R9  Canada

(Address of principal executive offices)

(604) 306-7020

(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

  10,202,300 common shares as at November 10, 2005

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

(check one):  Yes [  ]    No [ X ]

TREND TECHNOLOGY CORPORATION

INDEX

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheet as of September 30, 2005

Statement of Operations for the period ended September 30, 2005

Statement of Stockholders' Equity for the period ended September 30, 2005

Statements of Cash Flows for the period ended September 30, 2005

Notes to Financial Statements

Item 2

Plan of Operation

Item 3

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1

Legal Proceedings

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3

Defaults Upon Senior Securities

Item 4

Submission of Matters to a Vote of Security Holders

Item 5

Other Information

Item 6

Exhibits and Reports on Form 8K

SIGNATURES

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

September 30, 2005

Index

Balance Sheets

Statements of Operations

Statements of Stockholders' Equity

Statements of Cash Flows

Notes to Financial Statements

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)
	September 30,	March 31,
	2005	2005

ASSETS

Current Assets
Cash	$45,393	$65,097
Total Current Assets	45,393	65,097

Mineral Properties (Note 2)	-	-
Total Assets	$45,393	$65,097

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities (Note 3)	$7,637	$6,000

STOCKHOLDERS' EQUITY
Capital Stock
Authorized:
100,000,000 shares of common stock with a par value of $0.0001
Issued and outstanding:
9,902,300 shares of common stock as at September 30, 2005
and March 31, 2005	990	990

Additional paid-in capital	98,033	98,033
Deficit accumulated during the exploration stage	(61,267)	(39,926)
Total Stockholders' Equity	37,756	59,097

Total liabilities and stockholders' equity	$45,393	$65,097

The accompanying notes are an integral part of these financial statements.

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	March 1, 2003	Three	Three	Six	Six
	(commencement	Months	Months	Months	Months
	of operation)	Ended	Ended	Ended	Ended
	to September 30,	September 30,	September 30,	September 30,	September 30,
	2005	2005	2004	2005	2004

Expenses
Bank charges and exchange loss	$ 3,490	$ 310	$ 20	$ 332	$ 44
Filing and transfer agent fees	1,188	-	-	-	-
Office and miscellaneous	744	85	-	198	81
Mineral exploration (Note 2)	37,137	10,637	3,000	13,637	13,500
Professional fees	18,267	4,087	1,970	7,174	4,970
Travel expenses	441	-	-	-	-
Total expenses	$ 61,267	$ 15,119	$ 4,990	$ 21,341	$ 18,595

Net loss for the period	$ (61,267)	$ (15,119)	$ (4,990)	$ (21,341)	$ (18,595)

Loss per shares - basic and diluted	$ (0.01)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares
outstanding - basic and diluted	6,332,320	9,902,300	9,902,300	9,902,300	9,902,300

The accompanying notes are an integral part of these financial statements.

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)
	March 1, 2003	Six	Six
	(commencement	months	months
	of operation)	ended	ended
	to September 30,	September 30,	September 30,
Stated in U.S. dollars	2005	2005	2004

Cash flows from (used in) operating activities
Net loss for the period	$ (61,267)	$ (21,341)	$ (18,595)
Adjustments to reconcile net loss to net cash
used in operating activities :
Accounts payable and accrued liabilities	7,637	1,637	-
Net cash flows used in operating activities	(53,630)	(19,704)	(18,595)

Cash flows from financing activities
Proceeds from issuance of common stock	99,023	-	-
Net cash flows provided by financing activities	99,023	-	-

Increase (decrease) in cash during the period	45,393	(19,704)	(18,595)

Cash, beginning of period	-	65,097	91,590

Cash, end of period	$ 45,393	$ 45,393	$ 72,995

Supplemental cash flow information

Interest paid in cash	$ -	$ -	$ -

Income taxes paid in cash	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Statement of Stockholders' Equity
Period from March 1, 2003 (commencement of operations) to September 30, 2005
(Expressed in U.S. Dollars)
(Unaudited)
				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	exploration	stockholders'
	Shares	Amount	capital	stage	equity

Issuance of common stock for cash at $0.01 per share	9,902,300	$ 990	$ 98,033	$ -	$ 99,023

Net loss and comprehensive loss for the period	-	-	-	(7,433)	(7,433)

Balance, March 31, 2004	9,902,300	$ 990	$ 98,033	$ (7,433)	$ 91,590

Net loss and comprehensive loss for the year	-	-	-	(32,493)	(32,493)

Balance, March 31, 2005	9,902,300	$ 990	$ 98,033	$ (39,926)	$ 59,097

Net loss and comprehensive loss for the period	-	-	-	(21,341)	(21,341)

Balance, September 30, 2005	9,902,300	$ 990	$ 98,033	$ (61,267)	$ 37,756

The accompanying notes are an integral part of these financial statements

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Condensed notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

September 30, 2005

1. Basis of Presentation and Going Concern Matters

In view of certain conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern. Management plans to continue to seek other sources of debt and equity financing on favorable terms and expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals. The Company has incurred a loss of $21,341 for the six months ended September 30, 2005 and at September 30, 2005 has an accumulated deficit of $61,267. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than normal course of business and at amounts different from those reflected in the accompanying financial statements.

The accompanying unaudited interim balance sheets, statements of operations and cash flows reflected all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at September 30, 2005, and the results of operations and cash flows for the six months ended September 30, 2005, and for the period from March 1, 2003 (Date of Incorporation) to September 30, 2005.

The accompanying unaudited financial statements have been prepared in accordance with the instruction from Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in the audited financial statements and should be read in conjunction with the Company's audited financial statements for fiscal period ended March 31, 2005 filed with the United States Securities and Exchange Commission. The result of operations for the interim periods presented is not necessarily indicative of the results to be expected for the full year.

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Condensed notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

September 30, 2005

2. Mineral Properties and Exploration

On April 23, 2004, the Company purchased the Rain #1 to Rain #20 (tenure number 407912 to 407931) mineral claims located in the Similkameen Mining Division, British Columbia, Canada, collectively known as Copper Prince Property, for a nominal amount from an officer of the Company. The titles of the claims are held in the name of this officer of the Company. These claims were staked by this officer and as a result, there was no initial cost of acquisition. As of September 30, 2005, the Company completed the phase one program on prospecting and geological mapping of the mineral claims and phase two program of geophysical surveying the mineral claims.

On September 29, 2005, the Company's Vice President of Exploration staked and recorded a new exploration property on behalf of the Company in north central British Columbia. The Company incurred expenses of $3,400 in the staking and recording of this property.

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Condensed notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

September 30, 2005

3. Related party transactions

During the three-month and six-month periods ended September 30, 2005, the Company incurred $3,000 (2004 - $3,000) and $6,000 (2004 - $6,000) mineral exploration consulting fees to an officer of the Company.

As of September 30, 2005 and March 31, 2005, $nil and $1,000 remained unpaid and was included in accounts payable and accrued liabilities. The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

4. Subsequent Event

On October 14, 2005, the Company completed a non-brokered private placement of $60,000 through issuance of 300,000 shares of common stock at a price of $0.20 each.

On November 1, 2005, the Company acquired the Dalvenie Property located near Dease Lake, British Columbia which comprised of 72 claims units covering approximately 4,446 acres through the Vice President of Exploration for a nominal amount of consideration. The Company has delineated a phase one exploration program for the property which is budgeted at $10,000 and is scheduled to commence in May or June 2006.

PLAN OF OPERATION

During the period June to December, 2003, we obtained stock subscriptions for 9,902,300 shares at $0.01 per share under Regulation S and Rule 506 of Regulation D to raise proceeds of $99,023.  This financing activity was done concurrently with our start up exploration activities.  The proceeds obtained from our initial financing allowed us to complete the first two phases of our exploration program on the Copper Prince property.  In October, 2005, we raised additional proceeds of $60,000 through a Regulation S private placement of 300,000 shares at $0.20 per share.  Our cash on hand will fund the next phase of our exploration program on the Copper Prince Property which is budgeted at a minimum of $16,000 and a maximum of $25,000 and the first phase of exploration on the Dalvenie Property budgeted at $10,000.  These funds will also cover our general and administrative expenses for at least the next 12 months which are budgeted at $20,000.  Completion of our Phase 3 operations on the Copper Prince property and phase one operations on the Dalvenie Property represent the full extent of our planned business operations for the next 12 months.  A description of the Phase 3 work on the Copper Prince property follows under the heading “Phase 3 Geophysical Surveying”.  Planning and commencement of a Phase 4 exploration program is possible within the next 12 months but only if warranted by prospective exploration results from our Phase 3 program and only if the Company has sufficient cash reserves to complete the program.

We do not expect any significant changes in the number of our employees over the next 12 months.  Our current management team will satisfy our requirements for the foreseeable future.  Our Vice President of Exploration, Mr. Gerry Diakow, spends approximately 10 hours per month on our company's affairs when he is not involved in field operations.  When Mr. Diakow is involved in field operations, he may spend up to 50 hours per month on our company's affairs.  Our President and C.E.O., Mr. Gerald Shields and our C.F.O., Mr. Leonard MacMillan spend approximately five hours per month each on our company's affairs.  Our Vice President of Exploration, Mr. Gerry Diakow, will complete our phase three exploration on the Copper Prince Property with the assistance of a contract field manager and assistant.  Phase 1 work on our Dalvenie Property will be done by Mr. Diakow with one field assistant.

We expect to acquire additional mineral exploration prospects over the next 12 months.  Where possible we will issue common shares in payment of new mineral properties or options to acquire mineral properties to preserve our cash reserves.  Unless we raise additional funds for exploration acquisitions, we will not allocate more than $50,000 of our cash on hand for that purpose.

Our Copper Prince property comprises a total of 35 claim units covering approximately 2,162 acres.  Lying at 49º 26' North latitude, 120º 26' West longitude, our property is located 4.5 km southeast of the town of Princeton in the Similkameen Mining Division of British Columbia.  Our consultants carried out our Phase 1 exploration program in the spring and summer of 2004.  Our Phase 1 program of prospecting and geological mapping cost approximately $15,000.  Our Phase 2 program of geophysical surveying was carried out in September, 2005.  Our Phase 2 program of geophysical surveying cost approximately $5,000.  The Phase 1 and 2 programs are described in detail under the heading "Exploration Completed on our Copper Prince Property".

To date, we have completed three milestones in the execution of our business plan.  The first milestone was the successful raising of start up financing in the amount of $99,023.  In October, 2005, we raised an additional $60,000 through a private placement offering of 300,000 shares at $0.20 per share.  We also consider this offering to be part of the financing milestone in the execution of our business plan.  The second milestone was the completion of the first two phases of exploration on our Copper Prince Property.  The next significant milestones in the execution of our business plan will be the completion of additional phase 3 geophysical work on the Copper Prince Property and Phase 1 exploration work on the Dalvenie Property.  In the opinion of our Vice President of Exploration, a Phase 3 geophysical program on the Copper Prince Property is warranted based on geophysical results from our Phase 2 program.  Our Phase 3 exploration program on the Copper Prince Property is scheduled to commence before the end of May, 2006.  Our Phase 1 exploration program on the

Dalvenie Property is scheduled to commence in May or June, 2006.  The funds which we have obtained from our two private placement financings are sufficient to fund Phase 3 exploration on the Copper Prince property and Phase 1 exploration on the Dalvenie Property and to cover all of our general and administrative expenses for the next 12 months of operations.  Detailed discussions of our Phase 3 exploration program on the Copper Prince property and Phase 1 program on the Dalvenie Property are set out under the headings "Phase 3 Geophysical Surveying" and “Phase 1 Exploration”, respectively.  This disclosure contains a detailed analysis of the costs of each step of our exploration programs.

Exploration Completed on our Copper Prince Property

Phase 1

The initial program of prospecting and geological mapping occupied two persons for a 15-day period and cost about $15,000.  The Phase 1 program implemented the recommendations contained in our consultants' report and included the following work.

Phase 1 of exploration included prospecting and geological mapping of rock outcrops.  Rock samples were collected and sent to Acme Analytical Laboratories for analysis.  Soil samples were collected from areas that featured no outcropping rock.  All locations were mapped using a modern geographical positioning instrument commonly referred to as a G.P.S. receiver.  Data was plotted onto North American datum 1983 (NAD83) maps, which are the industry standard.

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

Results of Phase 1 Exploration

We examined and sampled copper-gold mineral showings, occurrences at the SZ prospect and the Knob Hill prospect of our Copper Prince property.  The SZ showings are along the eastern edge of our Rain claims and the Knob Hill prospect is a mineralized quartz vein centered in the Rain number 1 claim.  Eight rock samples collected from the Copper Prince property were sent to Acme Analytical Laboratories for analysis.  In addition, during Phase 1, 72 soil samples were collected and sent to SGS Canada Inc. Mineral Services for analysis.  Our Phase 1 results justify a second phase of exploration consisting of a geochemical grid over our Knob Hill prospect.

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

1.

a magnetic high is centered over the anomalous Mobile Metals Ion (“MMI”) survey results from our Phase 1 work;

2.

the area of magnetic high extends from line 300 south to line 1,100 south (800 meters) in a north to south direction and from line 500 west to line 400 east in an east to west direction (900 meters).

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

Planned Phase 1 Exploration Program for Dalvenie Property

The Dalvenie claim area was first staked in 1899. In 1935, the Dalvenie Syndicate acquired the property.  Work in 1935 traced the mineralization for 1200 feet by means of 13 shallow opencuts.  In 1966, Copper Pass Mines Ltd. acquired the Crown grants and staked additional claims.  Work completed in 1966 included geological mapping, induced polarization and soil geochemical surveys, trenching and some short X-Ray diamond-drill holes.  The claims were most recently worked in the late 1980’s up to 1990 by Equity Silver Mines Ltd. (“Equity Silver”).  Equity Silver performed soil geochemistry and some geophysical surveys while operating the property.  Equity Silver recommended more exploration work in Assessment Report #19885 filed with the British Columbia Provincial Department of Mines in 1990.

In management’s opinion, the Dalvenie Property warrants further exploration.  The size, grade of mineralization and location near a paved highway make it an attractive exploration target for both precious metals (gold, silver, and platinum group) and base metal (copper, nickel) deposits.  Previous operators have contributed valuable exploration work towards the development of this property.  This valuable early work consists of trenching and exposing the shear zone for nearly 4000 feet.  While staking the property, management was able to relocate portions of the previous survey grid established by Equity Silver.  Equity Silver’s geological, geophysical and geochemical surveys can be retrieved from the BC Mining Ministry Assessment Report Files.  Our future surveys can continue past surveys making them more economical to perform.

We will obtain and copy the complete Geological, Geochemical and Geophysical Report on the original property.  This is a public document.  We will then proceed with the following program:

1.

Use the services of a consulting Professional Geophysicist to reprocess the geophysical data using modern software programs.

2.

Establish the exact location of the original 15.2 km grid that was used for the Geophysical and Geochemical surveys completed by Equity Silver Ltd.

3.

Initiate a modern Geographical Information System (GIS) using North America Datum 1983 (NAD83) to convert all survey stations to a common grid using Global Positioning System (GPS) instruments calibrated to NAD83 Universal Transverse Mercator (UTM) coordinates.

4.

Run a Very Low Frequency survey parallel to the Dalvenie Fault covering the complete length of the fault.

5.

Run a reconnaissance geochemical survey on the downhill side of the Dalvenie fault the complete length of the fault.

6.

Prospect, map and sample all the old crown grants that make up the Dalvenie Property.

Planned Phase 1 Budget

Preliminary preparations and acquisition of past reports including consultation with geophysicists and reprocessing of old field surveys.	$600.00
Mobilization and demobilization to Dease Lake to complete field work.	$1,000.00
Geophysical survey including data reduction and interpretation.	$4,000.00
Geochemical survey collection and analysis of samples.	$3,500.00
Geologically Map the old Crown Grants.	$900.00
Grand Total:	$10,000.00

No Phase 2 exploration program is currently planned.  A Phase 2 exploration program is contingent upon prospective exploration results from our Phase 1 program.

Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being September 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer.  Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.  There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2

UNREGISTERED SALES OF EQUITY SECURITIES

AND USE OF PROCEEDS

On October 14, 2005, the Issuer issued 300,000 common shares at $0.20 per share to one (1) subscriber under Regulation S.  The subscriber who received these shares under Regulation S is not a U.S. person as defined in Rule 902(k) of Regulation S, and no sales efforts were conducted in the U.S., in accordance with Rule 903(c).  The subscriber to the offering under Regulation S acknowledged that the securities purchased must come to rest outside the U.S., and the certificates contain a legend restricting the sale of such securities until the Regulation S holding period is satisfied.  Proceeds of this offering are being used to fund our exploration activities and for general working capital.

Item 3

DEFAULTS UPON SENIOR SECURITIES

None

Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5

OTHER INFORMATION

None

Item 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

31.1

Section 302 Certification of Chief Executive Officer

31.2

Section 302 Certification of Chief Financial Officer

32

Section 906 Certification

(b)

Reports on Form 8-K

The Issuer filed a Form 8K on August 9, 2005 with respect to the change of the Issuer’s certifying accountant.  The Issuer then filed a Form 8K/A on August 17, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREND TECHNOLOGY CORPORATION

Dated:  November 10, 2005

Per:

/s/Gerald J. Shields

Gerald J. Shields,

President, C.E.O. and Director