Form 10QSB
period 2005-12-31
TREND TECHNOLOGY CORP
filed 2006-02-21
CIK 1137239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

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

  10,202,300 common shares as at February 13, 2006

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

TREND TECHNOLOGY CORPORATION

INDEX

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheet as of December 31, 2005

Statement of Operations for the period ended December 31, 2005

Statements of Cash Flows for the period ended December 31, 2005

Statement of Stockholders' Equity for the period ended December 31, 2005

Notes to Financial Statements

Item 2

Plan of Operation

Item 3

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1

Legal Proceedings

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3

Defaults Upon Senior Securities

Item 4

Submission of Matters to a Vote of Security Holders

Item 5

Other Information

Item 6

Exhibits and Reports on Form 8K

SIGNATURES

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

December 31, 2005

Index

Balance Sheets

Statements of Operations

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)
	December 31,	March 31,
	2005	2005

ASSETS

Current Assets
Cash	$93,161	$65,097
Total Current Assets	93,161	65,097

Mineral Properties (Note 2)	-	-
Total Assets	$93,161	$65,097

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities (Note 3)	$4,100	$6,000

STOCKHOLDERS' EQUITY
Capital Stock (Note 4)
Authorized:
100,000,000 shares of common stock with a par value of $0.0001
Issued and outstanding:
10,202,300 shares of common stock (March 31, 2005: 9,902,300)	1,020	990

Additional paid-in capital	158,003	98,033
Deficit accumulated during the exploration stage	(69,962)	(39,926)
Total Stockholders' Equity	89,061	59,097

Total liabilities and stockholders’ equity	$93,161	$65,097

The accompanying notes are an integral part of these financial statements.

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	March 1, 2003	Three	Three	Nine	Nine
	(commencement	Months	Months	Months	Months
	of operation)	Ended	Ended	Ended	Ended
	to December 31,	December 31,	December 31,	December 31,	December 31,
	2005	2005	2004	2005	2004

Expenses
Bank charges and exchange loss	$ 3,518	$ 28	$ 20	$ 360	$ 64
Filing and transfer agent fees	2,966	1,778	364	1,778	364
Office and miscellaneous	744	-	-	198	81
Mineral exploration (Note 2)	40,137	3,000	3,000	16,637	16,500
Professional fees	22,156	3,889	708	11,063	5,678
Travel expenses	441	-	442	-	442
Total expenses	$ 69,962	$ 8,695	$ 4,534	$ 30,036	$ 23,129

Net loss for the period	$ (69,962)	$ (8,695)	$ (4,534)	$ (30,036)	$ (23,129)

Loss per shares - basic and diluted	$ (0.01)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares
outstanding - basic and diluted	6,671,932	10,156,648	9,902,300	9,987,391	9,902,300

The accompanying notes are an integral part of these financial statements.

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)
	March 1, 2003	Nine	Nine
	(commencement	months	months
	of operation)	ended	ended
	to December 31,	December 31,	December 31,
Stated in U.S. dollars	2005	2005	2004

Cash flows from (used in) operating activities
Net loss for the period	$ (69,962)	$ (30,036)	$ (23,129)
Adjustments to reconcile net loss to net cash
used in operating activities :
Accounts payable and accrued liabilities	4,100	(1,900)	1,656
Net cash flows used in operating activities	(65,862)	(31,936)	(21,473)

Cash flows from financing activities
Proceeds from issuance of common stock	159,023	60,000	-
Net cash flows provided by financing activities	159,023	60,000	-

Increase (decrease) in cash during the period	93,161	28,064	(21,473)

Cash, beginning of period	-	65,097	91,590

Cash, end of period	93,161	$ 93,161	$ 70,117

Supplemental cash flow information

Interest paid in cash	$ -	$ -	$ -

Income taxes paid in cash	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Statement of Stockholders' Equity
Period from March 1, 2003 (commencement of operations) to December 31, 2005
(Expressed in U.S. Dollars)
(Unaudited)
				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	exploration	stockholders'
	Shares	Amount	capital	stage	equity

Issuance of common stock for cash at $0.01 per share	9,902,300	$ 990	$ 98,033	$ -	$ 99,023

Net loss and comprehensive loss for the period	-	-	-	(7,433)	(7,433)

Balance, March 31, 2004	9,902,300	$ 990	$ 98,033	$ (7,433)	$ 91,590

Net loss and comprehensive loss for the year	-	-	-	(32,493)	(32,493)

Balance, March 31, 2005	9,902,300	$ 990	$ 98,033	$ (39,926)	$ 59,097

Issuance of common stock for cash at $0.20 per share	300,000	$ 30	$ 59,970	-	60,000

Net loss and comprehensive loss for the period	-	-	-	(30,036)	(30,036)

Balance, December 31, 2005	10,202,300	$ 1,020	$ 158,003	$ (69,962)	$ 89,061

The accompanying notes are an integral part of these financial statements

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Condensed notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

December 31, 2005

1. Basis of Presentation and Going Concern Matters

In view of certain conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.  Management believes that its current and future plans enable it to continue as a going concern.  Management plans to continue to seek other sources of debt and equity financing on favorable terms and expects to keep its operating costs to a minimum until cash is available through financing or operating activities.  There are no assurances that the Company will be successful in achieving these goals.  The Company has incurred a loss of $30,036 for the nine months ended December 31, 2005 and at December 31, 2005 has an accumulated deficit of $69,962.  These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than normal course of business and at amounts different from those reflected in the accompanying financial statements.

The accompanying unaudited interim balance sheets, statements of operations and cash flows reflected all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at December 31, 2005, and the results of operations and cash flows for the nine months ended December 31, 2005, and for the period from March 1, 2003 (Date of Incorporation) to December 31, 2005.

The accompanying unaudited financial statements have been prepared in accordance with the instruction from Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in the audited financial statements and should be read in conjunction with the Company’s audited financial statements for fiscal period ended March 31, 2005 filed with the United States Securities and Exchange Commission. The result of operations for the interim periods presented is not necessarily indicative of the results to be expected for the full year.

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Condensed notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

December 31, 2005

2. Mineral Properties and Exploration

On April 23, 2004, the Company purchased the Rain #1 to Rain #20 (tenure number 407912 to 407931) mineral claims located in the Similkameen Mining Division, British Columbia, Canada, collectively known as Copper Prince Property, for a nominal amount from an officer of the Company.  The titles of the claims are held in the name of this officer of the Company.  These claims were staked by this officer and as a result, there was no initial cost of acquisition.  As of December 31, 2005, the Company completed the phase one program on prospecting and geological mapping of the mineral claims and phase two program of geophysical surveying the mineral claims.

On September 29, 2005, the Company’s Vice President of Exploration, Mr. Gerry Diakow, staked and recorded a new exploration property (the “Dalvenie Property”) on behalf of the Company in north central British Columbia.  The Company incurred expenses of $3,400 in the staking and recording of this property.

On November 1, 2005, the Company acquired the Dalvenie Property from Mr. Diakow for nominal consideration.  The Dalvenie Property is located near Dease Lake, British Columbia and is comprised of 72 claim units covering approximately 4,446 acres.  The Company has delineated a phase one exploration program for the property which is budgeted at $10,000 and is scheduled to commence in May or June, 2006.

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Condensed notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

December 31, 2005

2. Mineral Properties and Exploration - Continued

	March 1, 2003 (Commencement of operation) to	Three months ended December 31,		Nine months ended December 31,
	December 31, 2005	2005	2004	2005	2004

Mineral Exploration Expenses:

(a) Copper Prince Property
Consulting	$ 23,000	$ 3,000	$ 3,000	$ 9,000	$ 16,500
Travel	6,800	-	-	-	-
Geochemical survey	2,700	-	-	-	-
Geophysical survey	4,237	-	-	4,237	-
	$ 36,737	$ 3,000	$ 3,000	$ 13,237	$ 16,500

(b) Dalvenie Property
Acquisition cost	$ 3,400	$ -	$ -	$ 3,400	$ -

Total	$ 40,137	$ 3,000	$ 3,000	$ 16,637	$ 16,500

3. Related party transactions

During the three-month and nine-month periods ended December 31, 2005, the Company incurred $3,000 (2004 - $3,000) and $9,000 (2004 - $9,000) mineral exploration consulting fees to an officer of the Company.

As of December 31, 2005 and March 31, 2005, $1,600 and $1,000 remained unpaid and was included in accounts payable and accrued liabilities. The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

4. Capital Stock

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

We do not expect any significant changes in the number of our employees over the next 12 months.  Our current management team will satisfy our requirements for the foreseeable future.  Our Vice President of Exploration, Mr. Gerry Diakow, spends approximately 10 hours per month on our company's affairs when he is not involved in field operations.  When Mr. Diakow is involved in field operations, he may spend up to 50 hours per month on our company's affairs.  Our President and C.E.O., Mr. Gerald Shields and our C.F.O., Mr. Leonard MacMillan spend approximately five hours per month each on our company's affairs.  Our Vice President of Exploration, Mr. Gerry Diakow, will complete our phase three exploration on the Copper Prince Property with the assistance of a contract field manager and assistant.  Phase one work on our Dalvenie Property will be done by Mr. Diakow with one field assistant.

We expect to acquire additional mineral exploration prospects over the next 12 months.  Where possible we will issue common shares in payment of new mineral properties or options to acquire mineral properties to preserve our cash reserves.  Unless we raise additional funds for exploration acquisitions, we will not allocate more than $50,000 of our cash on hand for that purpose.

Our Copper Prince property comprises a total of 35 claim units covering approximately 2,162 acres.  Lying at 49º 26' North latitude, 120º 26' West longitude, our property is located 4.5 km southeast of the town of Princeton in the Similkameen Mining Division of British Columbia.  Our consultants carried out our phase one exploration program in the spring and summer of 2004.  Our phase one program of prospecting and geological mapping cost approximately $15,000.  Our phase 2 program of geophysical surveying was carried out in September, 2005.  Our phase 2 program of geophysical surveying cost approximately $4,200.  The phase one and two programs are described in detail under the heading "Exploration Completed on our Copper Prince Property".

To date, we have completed three milestones in the execution of our business plan.  The first milestone was the successful raising of start up financing in the amount of $99,023.  In October, 2005, we raised an additional $60,000 through a private placement offering of 300,000 shares at $0.20 per share.  We also consider this offering to be part of the financing milestone in the execution of our business plan.  The second milestone was the completion of the first two phases of exploration on our Copper Prince Property.  The next significant milestones in the execution of our business plan will be the completion of additional phase 3 geophysical work on the Copper Prince Property and phase one exploration work on the Dalvenie Property.  In the opinion of our Vice President of Exploration, a phase three geophysical program on the Copper Prince Property is warranted based on geophysical results from our phase two program.  Our phase three exploration program on the Copper Prince Property is scheduled to commence before the end of May, 2006.  Our phase one exploration program on the Dalvenie Property is scheduled to commence in May or June, 2006.  The funds which we have obtained from our two private placement financings are sufficient to fund phase three exploration on the Copper Prince property and phase one exploration on the Dalvenie Property and to cover all of our general and administrative expenses for the next 12 months of operations.  Detailed discussions of our phase three exploration program on the Copper Prince property and phase one program on the Dalvenie Property are set out under the headings "Phase 3 Geophysical Surveying" and “Phase 1 Exploration Program for Dalvenie Property”, respectively.  This disclosure contains a detailed analysis of the costs of each step of our exploration programs.

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

4.

Run a Very Low Frequency survey parallel to the Dalvenie Fault covering the complete length of the fault (figure 6).

5.

Run a reconnaissance geochemical survey on the downhill side of the Dalvenie fault the complete length of the fault (figure 6).

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

Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer.  Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.  There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

TREND TECHNOLOGY CORPORATION

Dated:  February 16, 2006

Per:

/s/Gerald J. Shields

Gerald J. Shields,

President, C.E.O. and Director