Form 10KSB
period 2006-03-31
TREND TECHNOLOGY CORP
filed 2006-06-29
CIK 1137239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[xx]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2006

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

(Address of principal executive offices)

(604) 306-7020

(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Shares

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes  [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

[ X ]

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

(check one):  Yes [  ]    No [ X ]

The Issuer's revenues for its fiscal year ended March 31, 2006 were $0.00.

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

10,202,300 common shares issued and outstanding as of June 16, 2006.

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

No.

Transitional Small Business Disclosure Format (Check one):  Yes ____; No __X__

PART I

BUSINESS

Item 1.  Description of Business

Business Development

Trend Technology Corporation (the “Company”, “we”, or “us”) was incorporated on February 16, 2001 under the laws of the State of Nevada.  Our incorporator, initial director and shareholder was Mr. Keith Ebert.  Mr. Ebert received 2,250,000 shares in consideration of his services in organizing our company.  Mr. Ebert resigned as a director and officer of our company on November 2, 2003 to focus on other business interests.  Mr. Ebert returned his shares to our treasury on November 2, 2003 concurrently with termination of his managing role.  Gerald R. Tuskey replaced Mr. Ebert as President, C.E.O., C.F.O. and director of our company on November 2, 2003 and acted in those capacities until April 20, 2004.  On March 31, 2004, Mr. Tuskey was issued 3,000,000 shares of our company in consideration for US$30,000.  Mr. Tuskey owns 29.40% of our company’s issued shares.  On April 20, 2004, Mr. Tuskey was replaced as President and C.E.O. by Mr. Gerald Shields.  On April 20, 2004, Mr. Leonard MacMillan was also appointed C.F.O., Secretary and a director of our company.  On March 31, 2004, Mr. Shields was issued 50,000 common shares of our company in consideration for US$500.  On March 31, 2004, Mr. MacMillan was issued 5,600 common shares of our company in consideration for US$56.

During the period March, 2003 to September, 2003, we scouted locations in British Columbia for the potential staking of claims.  During the period October to December, 2003, we raised seed capital totaling $99,023 from 54 subscribers under Regulation S and Regulation D private placement exemptions.  In October, 2005, we raised a further $60,000 from one subscriber under a Regulation S private placement.  These funds are being used to fund our exploration activities.  During the period January, 2004 to March, 2004, the Copper Prince property in South Central British Columbia was staked and is comprised of 35 claim units covering approximately 2,162 acres.  This acquisition was the first material business which we undertook.  In September, 2005, we staked our Dalvenie Property in North Central British Columbia near Dease Lake.  The Dalvenie Property is comprised of 72 claim units covering approximately 4,446 acres.  We are a mineral exploration company and seek to explore our Copper Prince and Dalvenie properties.  There is no assurance that a commercially viable mineral deposit exists on either of our Copper Prince or Dalvenie properties.  Further exploration will be required before a final evaluation is made as to economic feasibility of our properties.

We have not been involved in any bankruptcy, receivership or similar proceedings.

Our Principal Products and Their Markets

We are a junior mineral exploration company.  We have staked and hold the Copper Prince property in South Central British Columbia which consists of one four post claim and 19 two post claims comprising a total of 35 claim units covering approximately 2,162 acres.  We commissioned a comprehensive technical report on our Copper Prince property by Mr. Gerry Diakow, a consulting geologist, who has now joined our company as Vice President of Exploration.  We are primarily seeking copper in our exploration activities on the Copper Prince property.  We have completed our phase one and two work programs on budget and are preparing to move to phase three work.

In September, 2005, we acquired our Dalvenie Property in North Central British Columbia near Dease Lake.  The Dalvenie Property is comprised of 72 claim units covering approximately 4,446 acres.  The Dalvenie Property was staked on behalf of the Company by the Company’s Vice President of Exploration, Mr. Gerry Diakow.  Mr. Diakow believes the Dalvenie Property to be prospective for gold and copper exploration based on historical prospecting work and geophysical and geochemical findings in the area.  We have established a phase one work program for the Dalvenie Property which will commence in May or June, 2006 which is the start of the mineral exploration season in Northern British Columbia.  The exact timing of our 2006 exploration programs is dependant on Mr. Diakow’s availability given his commitment to various contract exploration programs for other companies.

Distribution Methods of Our Products and Services.

We are a mineral exploration company and are not in the business of distributing any products or services.

Status of Any Publicly Announced New Product or Service.

We have no plans for new products or services that we do not already offer.

Competitive Business Conditions and Our Competitive Position in the Industry and Methods of Competition.

Vast areas of Western Canada and the U.S. Pacific Northwest have been explored and in some cases staked through mineral exploration programs.  Vast areas also remain unexplored.  The cost of staking and re-staking new mineral claims and the costs of most phase one exploration programs are relatively modest.  Additionally, in many more prospective areas, extensive literature is readily available with respect to previous exploration activities.  These facts make it possible for a junior mineral exploration company such as ours to be very competitive with other similar companies.  In effect, we are also competitive with senior companies who are doing grass roots exploration.  In the event our exploration activities uncover prospective mineral showings, we anticipate being able to attract the interest of better financed industry partners to assist on a joint venture basis in more extensive exploration.  We are at a competitive disadvantage compared to established mineral exploration companies when it comes to being able to complete extensive exploration programs on claims which we hold or may hold in the future.  If we are unable to raise capital to pay for extensive claim exploration, we will be required to enter into joint ventures with industry partners which will result in our interest in our claims being substantially diluted.  Currently, we have sufficient funds for the Phase 3 exploration program planned on our Copper Prince Property and Phase 1 exploration program planned on our Dalvenie Property.  We do not need to raise capital to pay for claim exploration in the next 12 months.

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

Sources and Availability of Raw Materials and the Names of Principal Suppliers

Mineral exploration and survey equipment retailers are located within 180 miles of both our Copper Prince property and Dalvenie Property via paved highway. Excavators and other heavy equipment required for trenching and diamond drilling are available at the town of Princeton, located five miles from the Copper Prince Property.  Excavators and other heavy equipment required for trenching and diamond drilling on the Dalvenie Property are available at the settlement of Dease Lake which is approximately 22 miles from the property.

As a mineral exploration company, we do not require sources of raw materials and do not have principal suppliers in the way which applies to manufacturing companies.  Our raw materials are, in effect, mineral exploration properties which we may stake or acquire from third parties.  Our management team seeks to assemble a portfolio of quality mineral exploration properties in western Canada and in the U.S. Pacific Northwest.  Initially, we will operate in the field with our Vice President of Exploration and a contract mining engineer.  This will enable us to assemble a portfolio of properties through grass roots exploration and staking.  We will also acquire new properties through option agreements where new properties can be acquired on favorable terms.

Dependence on One or a Few Major Customers.

We are in the business of mining exploration.  We are not selling any product or service and therefore have no dependence on one or a few major customers.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration.

Our company does not own any patents or trademarks.  We are not party to any labor agreements or contracts.  Licenses, franchises, concessions and royalty agreements are not part of our business.

Need for any government approval of principal products or services

As a mineral exploration company, we are not in a business which requires extensive government approvals for principal products or services.  The British Columbia Mining Act outlines and governs the work that can be done on mining claims in British Columbia.  The process of applying for a work permit on our Copper Prince property involved completing a “Work and Reclamation Form” for submission to the British Columbia Ministry of Energy and Mines regional geologist for the Similkameen Mining Division.  The necessary permit to conduct exploration work on our Copper Prince property has been obtained.  A similar exploration permit will be obtained before our phase one exploration program commences on our Dalvenie Property in 2006.

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

Effect of existing or probable governmental regulations on our business.

Management is unaware of any existing or probable government regulations which would have a positive or negative impact on our company's business.

Estimate of the amount spent during each of the last two fiscal years on research and development activities.

During the last two fiscal years, we have expended a total of approximately $32,700 on the first two phases of our exploration program on our Copper Prince Property.  A full description of this exploration work appears under the heading "Exploration Completed on our Copper Prince Property".  We have spent $1,800 staking and recording our Dalvenie Property.

Costs and effects of compliance with environmental laws (federal, state and local).

At the present time, our costs of compliance with environmental laws are minimal as we are in the process of acquiring and doing preliminary exploration activities only.  In the event that claims which we now own or may acquire in the future host a viable ore body, the costs and affects of compliance with environmental laws will be incorporated in the exploration plan for these claims.  These exploration plans will be prepared by qualified mining engineers.

Number of total employees and number of full time employees.

We currently have three part time employees, namely Mr. Gerald J. Shields, our President and C.E.O., Mr. Leonard MacMillan, our C.F.O. and Secretary and Mr. Gerry Diakow, our Vice-President of Exploration.

Item 2.  Description of Property

Office Premises

We operate from our offices at 1866 Esquimalt Avenue, West Vancouver, B.C., V7V 1R9, Canada.  We do not own any real property or significant assets.  Office space is provided to us at no cost by Mr. Gerald Shields, a director of the Company.  We are not a party to any lease.  Our agreement with Mr. Shields to provide office space at no cost is discretionary and may be terminated at any time without notice.  It is anticipated that this arrangement will remain until we are able to generate revenue from operations and require additional office space for new employees.  Management believes that this space will meet our needs for the next 12 months.

Mining Properties

The Copper Prince Property

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

The town of Princeton, the nearest supply and service centre is located at the junction of Highway 3 and 5,176 miles east of Vancouver, BC.  The claims are located approximately 2.75 miles southeast of Princeton between the Darcy Mountains and Similkameen River.  Access to the property-area is by the August Lake road, a good all-weather road that joins Hwy. 3 at the golf course cut-off, 2.4 miles east of Princeton.  The property-area is transected by numerous logging and ranch roads that may be passable only by 4 -wheel drive vehicles during periods of poor weather.

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

Elevations on the Copper Prince property range from about 2,000 ft above sea level near the Similkameen River at the northern boundary of the property, to about 3,500 ft on the slopes of the Darcy Mountains near the southeastern corner of the claim group.

The Darcy Mountains are comparatively low, rounded promontories, the gentle slopes of which were originally covered with pine and spruce forest and parkland.  Some of the forest has been removed by local ranchers who use some of the property-area for rangeland.

The most significant topographic feature on the property is the August Lake valley, a "U"-shaped glacial spillway extending northward from August Lake to the Similkameen River.  The flat bottom of this valley is at an elevation of about 2,500 ft above sea level where it transects the property north of the lake.  On either side of the spillway, slopes rise steeply up to the level of the frontal slope of the Darcy Mountains.

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

The Dalvenie Property

The Dalvenie Property consists of five claims comprising a total of 72 claim units covering approximately 4,446 acres.  The Dalvenie Property is without known reserves.  Our program is exploratory in nature.

List of Claims

Tenure Number	Claim Name	Time of Tenure	Number of Units
520585	Dalvenie #1	Good Standing 2006/09/23	21
520586	Dalvenie #2	Good Standing 2006/09/23	10
520587	Dalvenie #3	Good Standing 2006/09/23	10
520588	Dalvenie #4	Good Standing 2006/09/23	16
505453	Dalvenie	Good Standing 2007/12/01	15
			Total Units 72

Location and Access

The Dalvenie Property is located on the east flank of Thenatlodi Mountain in the Cry Lake Map area, about 20 miles by Highway 37 southeast of the south end of Dease Lake.  The settlement of Dease Lake is located at the south end of Dease Lake.  It is the transportation, communications, and supply centre for the region.  An asphalt airstrip over 6,000 feet long lies on a broad terrace on the north side of the Tanzilla River a few miles southwest of the settlement of Dease Lake.

The Cry Lake map area covers about 490 square miles in north-central British Columbia.  Since the early 1870’s the region has been important for placer gold mining and big-game hunting.

Highway 37 runs north-south near the western boundary of the Cry Lake map area.  The paved highway 37 connects Kitwanga on highway 16 with the Alaska highway at Watson Lake, Yukon Territory.

The Dalvenie Property is accessed by a 1.5 mile gravel road directly off highway 37 at Gnat Pass.

Terrain and Vegetation

The Cry Lake Map area includes parts of two major physiographic elements in the Canadian Cordillera.  These are the Kaska Mountains represented by the Cassiar Mountains and the Stikine Plateau represented by the Spatsizi and Tanzilla Plateaus.  Most of the Cry Lake map area lies within the Cassiar Mountains, a moderately rugged mountainous region with local relief of as much as 4200 feet.

The Cassiar Mountains are characterized by irregular mountain masses deeply dissected by stream valleys and glacial cirques.

The climate at Dease Lake is similar to that of the Cassiar Mountains and the Cry Lake map sheet.  Dease Lake is normally free of ice during the last week in May or the first week in June.  Generally, prospecting can be carried out on the Tanzilla Plateau from May to October but in the Cassiar Mountains snow may hamper work before mid-June and after mid-September.  Unsettled weather is common during the summer months when the region gets its maximum precipitation.  On average, the latter part of July until the end of August provides the best weather for travel in the high mountains.  Occasionally September affords ideal conditions because of low water, pleasant temperatures, and relatively few insects.

Timber line ranges from about 4,593 to 5,249 feet above sea level but good stands of timber are generally restricted to much lower elevations along the main river valleys.

Geological Setting

The area of the Dalvenie prospect is underlain by the Lower to Upper Triassic Stuhini Group.  At the occurrence, the rocks are described as augite and plagioclase porphyry, andesite, basalt, tuff, breccia, argillite, quartzite, shale and minor thin beds of chert.  The strata are intruded by an alaskan-type ultramafic body, the Late Triassic Gnat Lake Ultramafite, consisting of hornblendite, hornblende clinopyroxenite and hornblende gabbro.

Monzonitic to syenitic rocks of the Early to Middle Jurassic Three Sisters Pluton outcrop to the immediate south.  The Gnat Lake Ultramafite and the Three Sisters Pluton are part of the Hotailuh Batholith.

Two parallel basalt dikes occur trending 016 degrees east of north and dipping 75 degrees from horizontal west.  The dikes are about 3 feet thick and separated by 2 to 5 feet of sheared material.  The dikes occur along a highly sheared fault zone which forms the main mineralized zone.  The dikes and the mineralized zone have been traced along surface for 3,782 feet.  The maximum width of the zone is at least 42 feet wide.

The fault zone contains smoky grey quartz with abundant sulphide mineralization observed at three showings. Sulphides present include massive pyrite with blebs of chalcopyrite and arsenopyrite, and smears of bornite and hematite along fractures.

The wallrock of the mineralized zone is mainly the ultramafite but in the extreme southern part the wallrock is sedimentary.  The wallrock is generally unmineralized but may contain sulphides locally.  The basalt dikes are locally mineralized.

Item 3.  Legal Proceedings

The Company is not involved in any legal proceedings at this time.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended March 31, 2006.

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

Recent Sales of Unregistered Securities

On October 14, 2005, we issued 300,000 common shares at $0.20 per share to one subscriber.  The Company received cash proceeds of US$60,000 for this share subscription.  These shares were issued under Regulation S.

The subscriber who received shares under Regulation S is not a U.S. person as defined in Rule 902(k) of Regulation S, and no sales efforts were conducted in the U.S., in accordance with Rule 903(c).  The subscriber to the offering under Regulation S acknowledged that the securities purchased must come to rest outside the U.S., and the certificate will contain a legend restricting the sale of such securities until the Regulation S holding period is satisfied.

Equity Compensation Plan Information

As at March 31, 2006, we did not have any equity compensation plans in place.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended March 31, 2006.

Item 6.  Plan of Operation

The following Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below.  Trend Technology Corporation (the “Company”, “we”, or “us”) actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the audited financial statements and notes thereto and the Plan of Operation included in this Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Forward-Looking Statements

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Phase 1 Exploration Program for Dalvenie Property

The Dalvenie claim area was first staked in 1899.  In 1935, the Dalvenie Syndicate acquired the property.  Work in 1935 traced the mineralization for 1,200 feet by means of 13 shallow opencuts.  In 1966, Copper Pass Mines Ltd. acquired the Crown grants and staked additional claims.  Work completed in 1966 included geological mapping, induced polarization and soil geochemical surveys, trenching and some short X-Ray diamond-drill holes.  The claims were most recently worked in the late 1980’s up to 1990 by Equity Silver Mines Ltd. (“Equity Silver”).  Equity Silver performed soil geochemistry and some geophysical surveys while operating the property.  Equity Silver recommended more exploration work in Assessment Report #19885 filed with the British Columbia Provincial Department of Mines in 1990.

In management’s opinion, the Dalvenie Property warrants further exploration.  The size, grade of mineralization and location near a paved highway make it an attractive exploration target for both precious metals (gold, silver, and platinum group) and base metal (copper, nickel) deposits.  Previous operators have contributed valuable exploration work towards the development of this property.  This valuable early work consists of trenching and exposing the shear zone for nearly 4,000 feet.  While staking the property, management was able to relocate portions of the previous survey grid established by Equity Silver.  Equity Silver’s geological, geophysical and geochemical surveys can be retrieved from the BC Mining Ministry Assessment Report Files.  Our future surveys can continue past surveys making them more economical to perform.

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

The following audited financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated June 2, 2006

Balance Sheet as at March 31, 2006 and 2005

Statements of Stockholders’ Equity for period from March 1, 2003 (commencement of operations) to March 31, 2006

Statements of Operations from March 1, 2003 (commencement of operations) to March 31, 2006 and for the years ended March 31, 2006 and 2005

Statements of Cash Flows from March 1, 2003 (commencement of operations) to March 31, 2006 and for the years ended March 31, 2006 and 2005

Notes to the Financial Statements

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Financial Statements

(Expressed in U.S. Dollars)

March 31, 2006 and 2005

Index

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Stockholders’ Equity

Statements of Operations

Statements of Cash Flows

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Trend Technology Corporation

West Vancouver, BC

CANADA

We have audited the accompanying balance sheet of Trend Technology Corporation ("the Company") (an exploration stage company) as of March 31, 2006, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended March 31, 2006, and for the period from March 1, 2003 (date of inception) to March 31, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trend Technology Corporation (an exploration stage company) as of March 31, 2006, and the results of its operations and its cash flows for the year ended March 31, 2006, and for the period from March 1, 2003 (date of inception) to March 31, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not realized any revenues from operations since inception and requires additional funds to maintain its operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

June 2, 2006

/s/Peterson Sullivan

Seattle, Washington

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Balance Sheets
March 31, 2006 and 2005
(Expressed in U.S. Dollars)

	2006	2005

ASSETS

Current Assets
Cash	$83,931	$65,097
Total Current Assets	83,931	65,097

Mineral Properties (Note 3)	-	-
Total Assets	$83,931	$65,097

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses (Note 4)	$3,778	$6,000

STOCKHOLDERS' EQUITY
Capital Stock (Note 5)
Authorized:
100,000,000 shares of common stock with a par value of $0.0001
Issued and outstanding:
10,202,300 shares of common stock (March 31, 2005: 9,902,300)	1,020	990

Additional paid-in capital	158,003	98,033
Deficit accumulated during the exploration stage	(78,870)	(39,926)
Total Stockholders' Equity	80,153	59,097

Total liabilities and stockholders’ equity	$83,931	$65,097

The accompanying notes are an integral part of these financial statements.

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Statements of Operations
(Expressed in U.S. Dollars)

	March 1, 2003
	(commencement	Year	Year
	of operation)	Ended	Ended
	to March 31,	March 31,	March 31,
	2006	2006	2005

Expenses
Bank charges and exchange loss	$ 3,543	$ 385	$ 90
Filing and transfer agent fees	6,869	5,681	1,188
Office and miscellaneous	744	198	181
Mineral exploration (Note 3)	38,537	15,037	19,500
Professional fees	28,736	17,643	11,093
Travel expenses	441	-	441
Total expenses	$ 78,870	$ 38,944	$ 32,493

Net loss for the period	$ (78,870)	$ (38,944)	$ (32,493)

Loss per shares - basic and diluted		$ (0.00)	$ (0.00)

Weighted average number of shares
outstanding - basic and diluted		10,041,204	9,902,300

The accompanying notes are an integral part of these financial statements.

TREND TECHNOLOGY CORPORATION
(An exploration stage company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

	March 1, 2003	Year	Year
	(commencement	ended	ended
	of operation)	March 31,	March 31,
Stated in U.S. dollars	To March 31, 2006	2006	2005

Cash flows from (used in) operating activities
Net loss for the period	$(78,870)	$(38,944)	$(32,493)
Adjustments to reconcile net loss to net cash
used in operating activities :
Accounts payable and accrued expenses	3,778	(2,222)	6,000
Net cash flows used in operating activities	(75,092)	(41,166)	(26,493)

Cash flows from financing activities
Proceeds from issuance of common stock	159,023	60,000	-
Net cash flows provided by financing activities	159,023	60,000	-

Increase (decrease) in cash during the year	83,931	18,834	(26,493)

Cash, beginning of year	-	65,097	91,590

Cash, end of year	$83,931	$83,931	$65,097
Supplemental cash flow information

Interest paid in cash	$ -	$ -	$ -

Income taxes paid in cash	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Statement of Stockholders' Equity
Period from March 1, 2003 (commencement of operations) to March 31, 2006
(Expressed in U.S. Dollars)

				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	exploration	stockholders'
	Shares	Amount	capital	stage	equity

Issuance of common stock for cash at $0.01 per share	9,902,300	$ 990	$ 98,033	$ -	$ 99,023

Net loss and comprehensive loss for the period	-	-	-	(7,433)	(7,433)

Balance, March 31, 2004	9,902,300	990	98,033	(7,433)	91,590

Net loss and comprehensive loss for the year	-	-	-	(32,493)	(32,493)

Balance, March 31, 2005	9,902,300	990	98,033	(39,926)	59,097

Issuance of common stock for cash at $0.20 per share	300,000	30	59,970	-	60,000

Net loss and comprehensive loss for the year	-	-	-	(38,944)	(38,944)

Balance, March 31, 2006	10,202,300	$ 1,020	$ 158,003	$ (78,870)	$ 80,153

The accompanying notes are an integral part of these financial statements

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to Financial Statements

March 31, 2006 and 2005

(Expressed in U.S. Dollars)

1.

Incorporation and Continuance of Operations

The Company was formed on February 16, 2001 under the laws of the State of Nevada and commenced operations on March 1, 2003.  It is engaged in the acquisition and exploration of mineral properties.  The Company has an office in Vancouver, British Columbia, Canada.  The Company had no operations before March 1, 2003.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has no revenue and incurred an operating loss since commencement of operations and requires additional funds to maintain its operations.

The Company’s current cash on hand will cover the Company’s general and administrative expenses for at least the next 12 months which are budgeted at $20,000.  Cash on hand will also allow the Company to complete Phase 3 exploration on its Copper Prince Property and Phase 1 exploration on its Dalvenie Property.  Management of the Company has received assurances from various of the Company’s existing shareholders that they will increase their equity positions in the Company in the future by subscribing for private placements.  Funds generated by these private placement should enable the Company to remain financed and in operation for at least the next 36 months.  The Company will not be seeking debt financing.  It is unlikely that the Company will seek to complete an initial public offering of its securities within the next 24 months.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might result from this uncertainty.

2.

Significant Accounting Policies

(a)

Principles of Accounting

These financial statements are stated in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

(b)

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As of March 31, 2006 and 2005, cash and cash equivalents consists of cash only.

(c)

Mineral Properties and Exploration Expenses

Acquisition and exploration costs are charged to operations as incurred until such time that proven reserves are discovered.  From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred.  The deferred costs

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to Financial Statements

March 31, 2006 and 2005

(Expressed in U.S. Dollars)

(c)

Mineral Properties and Exploration Expenses (cont’d.)

will be amortized over the recoverable reserves when a property reaches commercial production. As at March 31, 2006 and 2005, the Company did not have proven reserves.

(d)

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and assumptions.

(e)

Advertising Expenses

The Company expenses advertising costs as incurred.  No advertising expenses have been incurred by the Company since inception.

(f)

Earnings (Loss) Per Share

Earnings (loss) per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. The Company has adopted SFAS No. 128, "Earnings Per Share".  Diluted loss per share is equivalent to basic loss per share because there are no dilutive securities outstanding.

(g)

Foreign Currency Translations

The Company is located and operating outside of the United States of America. It maintains its accounting records in U.S. dollars, as follows:

At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date.  At the period end, monetary assets and liabilities are re-measured by using the exchange rate in effect at that date.  The resulting foreign exchange gains and losses are included in operations and are not material.

(h)

Fair Value of Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments.  As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision.  Changes in assumptions can significantly affect estimated fair values.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value.  These financial instruments include cash, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments, since they are

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to Financial Statements

March 31, 2006 and 2005

(Expressed in U.S. Dollars)

(h)

Fair Value of Financial Instruments (cont’d.)

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

(j)

Asset Retirement Obligations

The Company recognizes a liability for future retirement obligations associated with the Company’s mineral properties.  The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted rate.  This liability is capitalized as part of the cost of the related asset and amortized over its productive life.  The liability accretes until the Company settles the obligation. As of March 31, 2006 and 2005, the Company had no asset retirement obligation.

(k)

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  The Company is disclosing this information on its Statement of Stockholders' Equity (Deficiency).  Comprehensive income comprises all transactions affecting equity except those resulting from investments by owners and distributions to owners.

The Company has no elements of "other comprehensive income" for the years ended March 31, 2006 and 2005 and the period from March 1, 2003 (commencement of operations) to March 31, 2006.

(l)

New Accounting Pronouncements

SFAS No. 151, Inventory Costs, is effective for fiscal years beginning after June 15, 2005.  This statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  The adoption of SFAS No. 151 is expected to have no impact on the Company's financial statements.

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to Financial Statements

March 31, 2006 and 2005

(Expressed in U.S. Dollars)

(l)

New Accounting Pronouncements (cont’d.)

SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions, is effective for fiscal years beginning after June 15, 2005.  This statement amends SFAS No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in American Institute of Certified Public Accountants Statement of Position 04-2, Accounting for Real Estate Time-Sharing Transactions.  The adoption of SFAS No. 152 is expected to have no impact on the Company's financial statements.

SFAS No. 123(R), Share-Based Payment, replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  This statement requires that the compensation cost relating to share-based payment transactions be recognized at fair value in the financial statements.  The Company is required to apply this statement in the first annual period that begins after December 15, 2005.  The adoption of SFAS No. 123(R) is expected to have no impact on the Company's financial statements.

SFAS No. 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29, is effective for fiscal years beginning after June 15, 2005.  This statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair-value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance.  The adoption of SFAS No. 153 is not expected to have a significant impact on the Company's financial statements.

The EITF reached consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss.  The FASB issued FSP EITF 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1," "The Meaning of Other-Than-Temporary Impairment and Its Application to Investments," which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued.  The adoption of this consensus or FSP is expected to have no impact on the Company's financial statements.

SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements.  SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle.  Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change.  SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, this statement does not change the transition provisions of any existing accounting pronouncements.  The adoption of SFAS No. 154 is expected to have no impact on the Company's financial statements.

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to Financial Statements

March 31, 2006 and 2005

(Expressed in U.S. Dollars)

(l)

New Accounting Pronouncements (cont’d.)

SFAS 155, Accounting for Certain Hybrid Instrument, amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument.  SFAS No. 155 is effective for fiscal years beginning after September 15, 2006.  The adoption of SFAS No. 155 is expected to have no impact on the Company's financial statements.

SFAS No. 156, Accounting for Servicing of Financial Assets, amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, regarding (1) the circumstances under which a servicing asset or servicing liability must be recognized, (2) the initial and subsequent measurement of recognized servicing assets and liabilities, and (3) information required to be disclosed relating to servicing assets and liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006.  The adoption of SFAS No. 156 is expected to have no impact on the Company's financial statements.

In September 2005, the EITF reached consensus on Issue no. 05-08, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature."  EITF 05-08 is effective for financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005.  The adoption of EITF 05-08 is expected to have no impact on the Company's financial statements.

In September 2005, the EITF reached consensus on Issue 05-02, "The Meaning of 'Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'"  EITF 05-02 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005.  The adoption of EITF 05-02 is expected to have no impact on the Company's financial statements.

In September 2005, the EITF reached consensus on Issue No. 05-07, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues."  EITF 05-07 is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005.  The adoption of EITF 05-07 is expected to have no impact on the Company's financial statements.

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

March 31, 2006 and 2005

(Expressed in U.S. Dollars)

3.

Mineral Properties (cont’d.)

The titles of the claims are held in the name of this officer of the Company.  These claims were staked by this officer and as a result, there was no initial cost of acquisition.  As of December 31, 2005, the Company completed the phase one program on prospecting and geological mapping of the mineral claims and phase two program of geophysical surveying the mineral claims.

On September 29, 2005, the Company’s Vice President of Exploration staked and recorded a new exploration property on behalf of the Company in north central British Columbia.  The Company incurred expenses of $1,800 in the staking and recording of this property.

On November 1, 2005, the Company acquired the Dalvenie Property located near Dease Lake, British Columbia which is comprised of 72 claims units covering approximately 4,446 acres through the Vice President of Exploration for a nominal amount of consideration.  The Company has delineated a phase one exploration program for the property which is budgeted at $10,000 and is scheduled to commence in May or June 2006.

	March 1, 2003
	(Commencement of	Years ended
	operation) to	March 31,
	March 31, 2006	2006	2005

Mineral Exploration Expenses:

(a) Copper Prince Property
Consulting	$23,000	$9,000	$12,000
Travel	6,800	-	4,800
Geochemical survery	2,700	-	2,700
Geophysical survey	4,237	4,237	-
	$36,737	$13,237	$19,500

(b) Dalvenie Property
Acquisition cost	$1,800	$1,800	$-

Total	$38,537	$15,037	$19,500

4.

Related party transactions

During the year ended March 31, 2006, the Company incurred $9,000 (2005 - $12,000) mineral exploration consulting fees to an officer of the Company.

As of March 31, 2006, $nil (2005: $1,000) expenses incurred on behalf of the Company by a director was unpaid and included in accounts payable and accrued expenses.  Certain directors and officers

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to Financial Statements

March 31, 2006 and 2005

(Expressed in U.S. Dollars)

4.

Related party transactions (cont’d.)

of the Company provided services to the Company and received nominal compensation for their services.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

5.

Capital Stock

On March 31, 2004, the Company completed a non-brokered private placement of $99,023 through the issuance of 9,902,300 shares of common stock at a price of $0.01 each.

On October 14, 2005, the Company completed a non-brokered private placement of $60,000 through issuance of 300,000 shares of common stock at a price of $0.20 each.

6.

Segmented Information

The Company’s business is considered as operating in one segment based upon the Company’s organizational structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations.

7.

Income Taxes

As at March 31, 2006, the Company has estimated net operating losses carryforward for tax purposes of approximately $76,000 (2005 – $40,000) and will expire starting in 2025 through 2026.  This amount may be applied against future federal taxable income.  The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations.  When circumstances change and this causes a change in management's judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

	2006	2005

Tax loss carryforwards	$26,000	$15,000
Valuation allowance	(26,000)	(15,000)
	$-	$-

The change in the valuation allowance from 2004 to 2005 was an increase of $12,400.  The change in the valuation allowance for 2005 and 2006 was an increase of $11,000.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Effective February 28, 2006, the Company’s board of directors dismissed the former auditors, Ernst & Young LLP, and approved a change of auditors.  We appointed Peterson Sullivan PLLC as our independent accountants as of March 1, 2006.

During the years ended March 31, 2004, March 31, 2005, for the nine month period ended December 31, 2005 and for the period January 1, 2006 to February 28, 2006, there were no disagreements with the Company's former accountants, Ernst & Young LLP, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

During the years ended March 31, 2004 and March 31, 2005, the Company’s former accountant’s report on the Company’s financial statements contained the modification that the Company’s financial statements were prepared assuming that the Company will continue as a going concern.  Given that the Company has suffered losses from operations and the satisfaction of liabilities and commitments are dependent upon the Company’s ability to meet its future financing requirements and the success of its future operations, there is substantial doubt about the Company’s ability to continue as a going concern.  The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Other than the modification regarding uncertainty of the Company’s ability to continue as a going concern, the Company’s former accountant’s report on the Company’s financial statements did not contain an adverse opinion, a disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles.

The Company has engaged the firm of Peterson Sullivan PLLC as of March 1, 2006.  During the years ended March 31, 2004 and March 31, 2005 and for the period April 1, 2005 to March 1, 2006, Peterson Sullivan PLLC was not consulted on any matter relating to accounting principles to a specific completed or proposed transaction or the type of audit opinion that might be rendered on our financial statements.  During the years ended March 31, 2004 and March 31, 2005 and for the period April 1, 2005 to March 1, 2006, Peterson Sullivan PLLC did not provide any written or oral advice that was an important factor considered by it in reaching any decision as to accounting, auditing or financial reporting issues.

Item 8A.  Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being March 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer.  Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.  There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 8B.  Other Information

All information required to be disclosed by the Company has been disclosed in the Company’s Form 8K’s filed during the year ended March 31, 2006.

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

Name	Position Held With the Company	Age	Date First Elected or Appointed
Gerald J. Shields	President, Chief Executive Officer and Director	52	April 19, 2004
Leonard MacMillan	Chief Financial Officer, Secretary and Director	57	April 20, 2004
Gerry Diakow	Vice President of Exploration	56	November 15, 2004

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Our officers and director will serve until the next annual meeting of the shareholders or until his death, resignation, retirement, removal, or disqualification, or until his successors have been elected.  Vacancies in the existing Board of Directors are filled by majority vote of the remaining directors.  Our officer serves at the will of the Board of Directors.  There are no family relationships between any executive officer or director.  No officer or director of our company has, during the past five years, been named or involved in any bankruptcy proceedings, criminal proceedings, securities or banking regulatory enforcement action or federal or state securities or commodities law enforcement proceeding.

Resumes

Gerald J. Shields, President, C.E.O. and Director

Gerald J. Shields was appointed a director and officer of our company on April 19, 2004.  Mr. Shields obtained his law degree from the University of Western Ontario in 1979.  Since August, 2005, he has been employed as a partner at the law firm, Clark Wilson LLP, in Vancouver, B.C.  He is engaged in the private practice of law, specializing in corporate finance and mergers and acquisitions.  From 1998 to August, 2005, he was engaged in private practice in Vancouver, British Columbia with the firm of Godinho, Sinclair, Shields, an association of lawyers and law corporations.  His clients consist primarily of public companies.  Mr. Shields is a member in good standing of the Bars of British Columbia and Alberta and is a member of the Canadian Bar Association.  Mr. Shields was a director of SCS Solar Computing Systems Inc., a software development company, from May, 2003 to November, 2004.  SCS Solar Computing Systems Inc. is listed on the TSX Venture Exchange.  Mr. Shields is a director of Offshore Systems International Ltd.  He was appointed a director of Offshore Systems International Ltd. on April 8, 2005.  Offshore Systems International Ltd. (“OSI”) is a supplier of electronic chart systems for navigation and situational awareness.  OSI’s core competency is electronic geography and the production, management and display of many forms of geographic data.  OSI provides display systems and data for several defense, government and commercial customers, and conducts its operations through three business units: OSI Navigation Systems (moving map display systems and software), OSI Applications (situational awareness products and services for command and control systems) and OSI Geomatics (digital map and electronic chart data production services: land and marine).  OSI’s common shares are listed for trading on the Toronto Stock Exchange (TSX: OSI) and the OTC Bulletin Board (OTCBB: OFSYF).  Mr. Shields is the Secretary for Watch Resources Ltd. which position he has held since December, 2000.  Watch Resources Ltd. is a mineral exploration company listed on the TSX Venture Exchange.  Mr. Shields is also the Secretary of Lariat Energy Ltd., a private oil and gas exploration company.  Mr. Shields has held this position since April, 2003.  Mr. Shields is not a director of any other public companies.

Leonard MacMillan, C.F.O., Secretary and Director

Leonard MacMillan was appointed to his position on April 20, 2004.  Mr. MacMillan has been employed continuously as managing director of Resource Management Associates in Vancouver, British Columbia since 1998.  Resource Management Associates is a private management consulting company.  In his capacity as managing director for Resource Management Associates, Mr. MacMillan provides management consulting services to private and public companies in the United States, Canada and Europe.  Mr. MacMillan's services include; providing introductions to sources of equity and debt financing, reviewing and advising on the implementation of business plans, reviewing merger and acquisition targets and conducting market analysis.  Mr. MacMillan does not currently serve as a director of any other public companies.  Mr. MacMillan is an officer and director of Lexaria Corp.    Lexaria Corp. is a private Nevada company.  Lexaria Corp. is an oil and gas exploration company.  Mr. MacMillan was appointed to his positions with Lexaria Corp. in January, 2005.

Gerry Diakow, Vice President of Exploration

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

Board and Committee Meetings

The Board of Directors of the Company held no formal meetings during the year ended March 31, 2006.  All proceedings of the Board of Directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and the By-laws of the Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended March 31, 2006 our only standing committee of the Board of Directors was our audit committee.

Audit Committee

Currently our audit committee consists of our entire Board of Directors.  We currently do not have nominating, compensation committees or committees performing similar functions.  There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal 2005/2006, there were informal meetings held by this Committee.  The business of the Audit Committee was conducted by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the Audit Committee.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended March 31, 2006, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

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

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission as Exhibit 14.1 to our annual report for the year ended March 31, 2005.  We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request.  Requests can be sent to:  Trend Technology Corporation, c/o 1866 Esquimalt Avenue, West Vancouver, British Columbia, V7V 1R9.

Item 10.  Executive Compensation

Our President and C.E.O., Mr. Gerald Shields, and our C.F.O. and Secretary, Mr. Leonard MacMillan, have agreed to act in those capacities without compensation until authorized by the board of directors , which is not expected to occur until we have generated revenues from operations.  Our Vice President of Exploration, Mr. Gerry Diakow was paid a monthly retainer of $1,000 during the year ended March 31, 2005 and a monthly retainer of $1,000 during the period April 1, 2005 to December 31, 2005.  This retainer was paid in recognition of the ongoing work Mr. Diakow does in sourcing and appraising potential exploration property prospects on our behalf.  Our officers and directors are not accruing any compensation pursuant to any agreement with us.  We have not authorized any securities for issuance under equity compensation plans.

SUMMARY COMPENSATION TABLE
Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Comp- ensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Option/SARs (#)	LTIP Payouts ($)	All Other Comp- ensation ($)
Gerald J. Shields, President, C.E.O. and Director	2005 2006	$0.00 $0.00	$0.00 $0.00	$0.00 $0.00	$0.00 $0.00	0 0	$0.00 $0.00	$0.00 $0.00
Leonard MacMillan, C.F.O., Secretary and Director	2005 2006	$0.00 $0.00	$0.00 $0.00	$0.00 $0.00	$0.00 $0.00	0 0	$0.00 $0.00	$0.00 $0.00
Gerry Diakow, Vice President of Exploration	2005 2006	$0.00 $0.00	$0.00 $0.00	$0.00 $0.00	$0.00 $0.00	0 0	$0.00 $0.00	$12,000 $9,000

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

Compensation Of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings.  We did not pay director's fees or other cash compensation for services rendered as a director in the year ended March 31, 2006.

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

Employment Contracts

During the fiscal year ended March 31, 2006, we paid consulting fees of $9,000 to Gerry Diakow for consulting services he provided to our company.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 27, 2006, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Leonard MacMillan Suite 1002 1122 Gilford Street Vancouver, B.C., V6G 2P5 Officer and Director	5,600 shares Direct Ownership	0.05%
Common	Gerald Shields 1866 Esquimalt Avenue West Vancouver, B.C. V7V 1R9 Officer and Director	50,000 shares Direct Ownership	0.5%
Common	Gerry Diakow 1537 – 54th Street Tsawwassen, B.C. V4M 3H6 Vice President of Exploration	No Shares Owned	0.0%
Common	Sean Jordan Suite 1 1909 Queen Street East Toronto, Ontario M4L 1H3	750,000 shares Direct Ownership	7.35%
Common	Kevin Bell 1160 - 20th Avenue Prince George, B.C.	750,000 shares Direct Ownership	7.35%
Common	Katrin Braun 8095 - 170th Street Surrey, B.C. V4N 4Y7	750,000 shares Direct Ownership	7.35%
Common	Lloyd Blackmore 18 Queens Street St. Georges, Bermuda	750,000 shares Direct Ownership	7.35%
Common	Gerald R. Tuskey 2522 Mathers Avenue West Vancouver, B.C. V7V 2J1	3,000,000 shares Direct Ownership	29.40%
Common	Ryan Bateman 27 Reid Street Hamilton, Bermuda HM11	750,000 shares Direct Ownership	7.35%
Common	Melanie Bell #1, Smithfield Manor 5 Riddels Bay Road Warwick, Bermuda WK04	750,000 shares Direct Ownership	7.35%

The balance of our outstanding common stock is held by 45 persons.  We have 10,202,300 common shares issued and outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees.  Subject to community property laws, the persons or entities named in the table above have sole voting and investment power with respect to all shares indicated as beneficially owned by them.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12.  Certain Relationships and Related Transactions

Except for related party transactions disclosed elsewhere, we have not entered into any related party transactions.  Our officers and directors are not related by blood or marriage.  Our former President and C.E.O., Mr. Gerald Tuskey, our President and C.E.O., Mr. Gerald Shields, and our C.F.O. and Secretary, Mr. Leonard MacMillan may be defined as promoters of our company based on their initiative in organizing and developing the business of our company.  Mr. Tuskey, Mr. Shields and Mr. MacMillan have not received any asset of value including money, property, contracts, options or rights directly or indirectly from our company.  Both Mr. Shields and Mr. MacMillan have purchased shares in our company at a price of $0.01 per share.

Item 13.  Exhibits and Reports on Form 8-K.

(A)

Exhibits

Exhibits required by Item 601 of Regulation S-B:

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference from our Form 10-SB filed on October 7, 2004)
3.2	Bylaws (incorporated by reference from our Form 10-SB filed on October 7, 2004)
13.1	Form 10QSB for the Quarter ended June 30, 2005, filed on August 15, 2005, incorporated herein by reference.
13.2	Form 10QSB for the Quarter ended September 30, 2005, filed on November 14, 2005, incorporated herein by reference.
13.3	Form 10QSB for the Quarter ended December 31, 2005, filed on February 21, 2006, incorporated herein by reference.
14.1	Code of Business Conduct and Ethics, incorporated by reference from our Form 10-KSB filed on June 28, 2005
31.1	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Gerald J. Shields
31.2	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Leonard MacMillan
32.1	Section 906 Certification under Sarbanes-Oxley Act of 2002

Item 14.  Principal Accountant Fees and Services

Audit Fees

For the fiscal year ended March 31, 2006, the aggregate fees billed or accrued by Peterson Sullivan PLLC for professional services rendered for the audit of our annual financial statements and review of the financial statements including our Quarterly Reports on Form 10-QSB were $8,000 and by Ernst & Young, LLP were $6,300.  For the period ended March 31, 2005, the aggregate fees billed or accrued by Ernst & Young, LLP (formerly Moore Stephens Ellis Foster Ltd.) for professional services rendered for the audit of our annual financial statements and review of the financial statements including our Quarterly Reports on Form 10-QSB were $9,600.

Audit Related Fees

For the period ended March 31, 2006, the aggregate fees billed for assurance and related services by Peterson Sullivan PLLC and Ernst & Young, LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $nil.  For the period ended March 31, 2005, the aggregate fees billed for assurance and related services by Ernst & Young, LLP (formerly Moore Stephens Ellis Foster Ltd.) relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $1,000.

Tax Fees

For the period ended March 31, 2006, the aggregate fees billed by Peterson Sullivan PLLC for other non-audit professional services, other than those services listed above, are expected to be $6,000.  For the period ended March 31, 2005, the aggregate fees billed by Ernst & Young LLP (formerly Moore Stephens Ellis Foster Ltd.) for other non-audit professional services, other than those services listed above, totalled $nil.

We do not use Peterson Sullivan PLLC for financial information system design and implementation.  These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers.  We do not engage Peterson Sullivan PLLC to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Peterson Sullivan PLLC is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

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

The board of directors has considered the nature and amount of fees billed by Peterson Sullivan PLLC and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Peterson Sullivan PLLC’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREND TECHNOLOGY CORPORATION

Dated:  June 27, 2006

Per:

/s/Gerald J. Shields

Gerald J. Shields,

President, Chief Executive Officer

and Director (Principal Executive Officer)

Dated:  June 27, 2006

Per:

/s/Leonard MacMillan

Leonard MacMillan,

Chief Financial Officer, Secretary

and Director (Principal Financial Officer

and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Company and in the capacities and on the dates indicated.

Dated:  June 27, 2006

Per:

/s/Gerald J. Shields

Gerald J. Shields,

President, Chief Executive Officer

and Director (Principal Executive Officer)

Dated:  June 27, 2006

Per:

/s/Leonard MacMillan

Leonard MacMillan,

Chief Financial Officer, Secretary

and Director (Principal Financial Officer

and Principal Accounting Officer)