Form 10QSB
period 2006-06-30
TREND TECHNOLOGY CORP
filed 2006-08-14
CIK 1137239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

(check one):  Yes [  ]    No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:    10,202,300 common shares as at August 14, 2006

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

TREND TECHNOLOGY CORPORATION

INDEX

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheet as of June 30, 2006

Statement of Operations for the period ended June 30, 2006

Statements of Cash Flows for the period ended June 30, 2006

Statement of Stockholders' Equity for the period ended June 30, 2006

Notes to Financial Statements

Item 2

Plan of Operation

Item 3

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1

Legal Proceedings

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3

Defaults Upon Senior Securities

Item 4

Submission of Matters to a Vote of Security Holders

Item 5

Other Information

Item 6

Exhibits and Reports on Form 8K

SIGNATURES

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

June 30, 2006

Index

Balance Sheets

Statements of Operations

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Balance Sheets
(Expressed in U.S. Dollars)

	June 30,	March 31,
	2006	2006

ASSETS

Current Assets
Cash	$69,607	$83,931
Prepaid expenses	10,000	-
Total Current Assets	79,607	83,931

Total Assets	$79,607	$83,931

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$4,637	$3,778

STOCKHOLDERS' EQUITY
Capital Stock
Authorized:
100,000,000 shares of common stock with a par value of $0.0001
Issued and outstanding:
10,202,300 shares of common stock (March 31, 2006: 10,202,300)	1,020	1,020

Additional paid-in capital	158,003	158,003
Deficit accumulated during the exploration stage	(84,053)	(78,870)
Total Stockholders' Equity	74,970	80,153

Total liabilities and stockholders’ equity	$79,607	$83,931

The accompanying notes are an integral part of these financial statements.

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Statements of Operations
(Expressed in U.S. Dollars)

	March 1, 2003	Three	Three
	(commencement	Months	Months
	of operation)	Ended	Ended
	to June 30,	June 30,	June 30,
	2006	2006	2005

Expenses
Bank charges and exchange loss	$ 3,568	$ 25	$ 22
Filing and transfer agent fees	7,933	1,064	-
Office and miscellaneous	2,396	1,652	113
Mineral exploration (Note 5)	38,537	-	3,000
Professional fees	31,178	2,442	3,087
Travel expenses	441	-	-
Total expenses	$ 84,053	$ 5,183	$ 6,222

Net loss for the period	$ (84,053)	$ (5,183)	$ (6,222)

Loss per shares - basic and diluted		$ (0.00)	$ (0.00)

Weighted average number of shares
outstanding - basic and diluted		10,202,300	9,902,300

The accompanying notes are an integral part of these financial statements.

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Statements of Cash Flows
(Expressed in U.S. Dollars)

	March 1, 2003	Three	Three
	(commencement	Months	Months
	of operation)	Ended	Ended
	to June 30,	June 30,	June 30,
Stated in U.S. dollars	2006	2006	2005

Cash flows from (used in) operating activities
Net loss for the period	$ (84,053)	$ (5,183)	$ (6,222)
Adjustments to reconcile net loss to net cash
used in operating activities :
Prepaid expenses	(10,000)	(10,000)	-
Accounts payable and accrued liabilities	4,637	859	1,369
Net cash flows used in operating activities	(89,416)	(14,324)	(4,853)

Cash flows from financing activities
Proceeds from issuance of common stock	159,023	-	-
Net cash flows provided by financing activities	159,023	-	-

Increase (decrease) in cash during the period	69,607	(14,324)	(4,853)

Cash, beginning of period	-	83,931	65,097

Cash, end of period	$ 69,607	$ 69,607	$ 60,244

Supplemental cash flow information

Interest paid in cash	$ -	$ -	$ -

Income taxes paid in cash	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Statement of Stockholders' Equity
Period from March 1, 2003 (commencement of operations) to June 30, 2006
(Expressed in U.S. Dollars)

				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	exploration	stockholders'
	Shares	Amount	capital	stage	equity

Issuance of common stock for cash at $0.01 per share	9,902,300	$ 990	$ 98,033	$ -	$ 99,023

Net loss and comprehensive loss for the period	-	-	-	(7,433)	(7,433)

Balance, March 31, 2004	9,902,300	$ 990	$ 98,033	$ (7,433)	$ 91,590

Net loss and comprehensive loss for the year	-	-	-	(32,493)	(32,493)

Balance, March 31, 2005	9,902,300	$ 990	$ 98,033	$ (39,926)	$ 59,097

Issuance of common stock for cash at $0.20 per share	300,000	$ 30	$ 59,970	-	60,000

Net loss and comprehensive loss for the year	-	-	-	(38,944)	(38,944)

Balance, March 31, 2006	10,202,300	$ 1,020	$ 158,003	$ (78,870)	$ 80,153

Net loss and comprehensive loss for the period	-	-	-	$ (5,183)	$ (5,183)

Balance, June 30, 2006	10,202,300	1,020	158,003	(84,053)	74,970

The accompanying notes are an integral part of these financial statements

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Condensed notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

June 30, 2006

1. Incorporation

The Company was formed on February 16, 2001 under the laws of the State of Nevada and commenced operations on March 1, 2003.  It is engaged in the acquisition and exploration of mineral properties. The Company has an office in Vancouver, British Columbia, Canada.  The Company had no operations before March 1, 2003.

2. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instruction from Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in the audited financial statements and should be read in conjunction with the Company’s audited financial statements for fiscal period ended March 31, 2006 filed with the United States Securities and Exchange Commission. The result of operations for the interim periods presented is not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited interim balance sheets, statements of operations and cash flows reflected all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at June 30, 2006, and the results of operations and cash flows for the three months ended June 30, 2006, and for the period from March 1, 2003 (Date of Incorporation) to June 30, 2006.

3. Going Concern Matters

In view of certain conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern. Management plans to continue to seek other sources of debt and equity financing on favorable terms and expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals. The Company has incurred a loss of $5,183 for the three months ended June 30, 2006 and at June 30, 2006 has an accumulated deficit of $84,053. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than normal course of business and at amounts different from those reflected in the accompanying financial statements.

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Condensed notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

June 30, 2006

4. Earnings per share

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements.  Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.  All loss per share amounts in the financial statements are basic loss per share because the inclusion of stock options and warrants outstanding would be antidilutive.

5. Mineral Properties and Exploration

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

On November 1, 2005, the Company acquired the Dalvenie Property located near Dease Lake, British Columbia which is comprised of 72 claims units covering approximately 4,446 acres through the Vice President of Exploration for a nominal amount of consideration. The Company has delineated a phase one exploration program for the property which is budgeted at $10,000 and the exploration program has commenced at the end of June 2006.

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Condensed notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

June 30, 2006

5. Mineral Properties and Exploration - Continued

	March 1, 2003
	(Commencement	Three months ended
	of operation) to	June 30,
	June 30, 2006	2006	2005

Mineral Exploration Expenses:

(a) Copper Prince Property
Consulting	$23,000	$-	$3,000
Travel	6,800	-	-
Geochemical survery	2,700	-	-
Geophysical survey	4,237	-	-
	$36,737	$-	$3,000

(b) Dalvenie Property
Acquisition cost	$1,800	$-	$-

Total	$38,537	$-	$3,000

6. Related party transactions

During the period ended June 30, 2006, the Company incurred $nil (2005 - $3,000) mineral exploration consulting fees to an officer of the Company.

As of June 30, 2006, $10,000 (March 31, 2006: $nil) advance was made to an officer of the Company for exploration work. Certain directors and officers of the Company provided services to the Company and received nominal compensation for their services.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Condensed notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

June 30, 2006

7. New Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.”  FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this Interpretation will have a material impact on their financial position, results of operations or cash flows.

PLAN OF OPERATION

The following Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below.  Trend Technology Corporation (the “Company”, “we”, or “us”) actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the unaudited financial statements and notes thereto and the Plan of Operation included in this quarterly report on Form 10-QSB for the quarter ended June 30, 2006.

Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

To date, we have completed three milestones in the execution of our business plan.  The first milestone was the successful raising of start up financing in the amount of $99,023.  In October, 2005, we raised an additional $60,000 through a private placement offering of 300,000 shares at $0.20 per share.  We also consider this offering to be part of the financing milestone in the execution of our business plan.  The second milestone was the completion of the first two phases of exploration on our Copper Prince Property.  The next significant milestones in the execution of our business plan will be the completion of additional phase 3 geophysical work on the Copper Prince Property and phase one exploration work on the Dalvenie Property.  In the opinion of our Vice President of Exploration, a phase three geophysical program on the Copper Prince Property is warranted based on geophysical results from our phase two program.  Our phase three exploration program on the Copper Prince Property is scheduled to commence before the end of September, 2006.  Our phase one exploration program on the Dalvenie Property is scheduled to commence in July or August, 2006.  The funds which we have obtained from our two private placement financings are sufficient to fund phase three exploration on the Copper Prince property and phase one exploration on the Dalvenie Property and to cover all of our general and administrative expenses for the next 12 months of operations.  Detailed discussions of our phase three exploration program on the Copper Prince property and phase one program on the Dalvenie Property are set out under the headings "Phase 3 Geophysical Surveying" and “Phase 1 Exploration Program for Dalvenie Property”, respectively.  This disclosure contains a detailed analysis of the costs of each step of our exploration programs.

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

ITEM 3. - Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2006.  In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment.  Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls.  Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2006, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

From time-to-time, the Company and its management have conducted and will continue to conduct further reviews and, from time to time put in place additional documentation, of the Company's disclosure controls and procedures, as well as its internal control over financial reporting.  The Company may from time to time make changes aimed at enhancing their effectiveness, as well as changes aimed at ensuring that the Company's systems evolve with, and meet the needs of, the Company's business.  These changes may include changes necessary or desirable to address recommendations of the Company's management, its counsel and/or its independent auditors, including any recommendations of its independent auditors arising out of their audits and reviews of the Company's financial statements.  These changes may include changes to the Company's own systems, as well as to the systems of businesses that the Company has acquired or that the Company may acquire in the future and will, if made, be intended to enhance the effectiveness of the Company's controls and procedures.  The Company is also continually striving to improve its management and operational efficiency and the Company expects that its efforts in that regard will from time to time directly or indirectly affect the Company's disclosure controls and procedures, as well as the Company's internal control over financial reporting.

(b)

Changes in internal controls.

There were no significant changes in the Company's internal controls or other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

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

DEFAULTS UPON SENIOR SECURITIES

None

Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In lieu of a meeting of stockholders, by consent resolutions dated June 28, 2006 of stockholders representing 55.54% of the issued and outstanding common shares of the Company, the stockholders re-appointed Gerald J. Shields and Leonard MacMillan as members of the board of directors until the next annual general meeting of the Company’s stockholders.  The stockholders also re-appointed the firm of Peterson Sullivan, PLLC of Seattle, Washington, as its independent accountants for the fiscal year 2006/2007 and also approved the Company’s audited financial statements for the year ended March 31, 2006.

Item 5

OTHER INFORMATION

Effective on June 23, 2006, the Company’s common shares began trading on the OTC Bulletin Board under the ticker symbol “TRET”.

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

TREND TECHNOLOGY CORPORATION

Dated:  August 14, 2006

Per:

/s/Gerald J. Shields

Gerald J. Shields,

President, C.E.O. and Director