Form 10QSB
period 2006-09-30
TREND TECHNOLOGY CORP
filed 2006-11-13
CIK 1137239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

Commission file Number:  000-50978

TREND TECHNOLOGY CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0343712

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

(check one):  Yes [  ]    No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:    10,202,300 common shares as of November 10, 2006

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

TREND TECHNOLOGY CORPORATION

INDEX

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheet as of September 30, 2006

Statement of Operations for the period ended September 30, 2006

Statements of Cash Flows for the period ended September 30, 2006

Statement of Stockholders' Equity for the period ended September 30, 2006

Notes to Financial Statements

Item 2

Plan of Operation

Item 3

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1

Legal Proceedings

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3

Defaults Upon Senior Securities

Item 4

Submission of Matters to a Vote of Security Holders

Item 5

Other Information

Item 6

Exhibits and Reports on Form 8K

SIGNATURES

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

September 30, 2006

Index

Balance Sheet

Statements of Operations

Statements of Cash Flows

Statements of Stockholders’ Equity

Notes to Financial Statements

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Balance Sheet
(Expressed in U.S. Dollars)

September 30,
2006
(Unaudited)
ASSETS

Current Assets
Cash	$61,584
Total Current Assets	61,584

Total Assets	$61,584

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$3,999

STOCKHOLDERS' EQUITY
Capital Stock
Authorized:
100,000,000 shares of common stock with a par value of $0.0001
Issued and outstanding:
10,202,300 shares of common stock	1,020

Additional paid-in capital	158,003
Deficit accumulated during the exploration stage	(101,438)
Total Stockholders' Equity	57,585

Total liabilities and stockholders’ equity	$61,584

The accompanying notes are an integral part of these financial statements.

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	March 1, 2003	Three	Three	Six	Six
	(commencement	Months	Months	Months	Months
	of operation)	Ended	Ended	Ended	Ended
	to September 30,	September 30,	September 30,	September 30,	September 30,
	2006	2006	2005	2006	2005

Expenses
Bank charges and exchange loss	$ 3,591	$ 23	$ 310	$ 48	$ 332
Filing and transfer agent fees	8,278	345	-	1,409	-
Office and miscellaneous	4,398	2,002	85	3,654	198
Mineral exploration (Note 5)	48,587	10,050	10,637	10,050	13,637
Professional fees	36,143	4,965	4,087	7,407	7,174
Travel expenses	441	-	-	-	-
Total expenses	$ 101,438	$ 17,385	$ 15,119	$ 22,568	$ 21,341

Net loss for the period	$ (101,438)	$ (17,385)	$ (15,119)	$ (22,568)	$ (21,341)

Loss per shares - basic and diluted		$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares
outstanding - basic and diluted		10,202,300	9,902,300	10,202,300	9,902,300

The accompanying notes are an integral part of these financial statements.

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	March 1, 2003	Six	Six
	(commencement	Months	Months
	of operation)	Ended	Ended
	to September 30,	September 30,	September 30,
	2006	2006	2005

Cash flows from (used in) operating activities
Net loss for the period	$ (101,438)	$ (22,568)	$ (21,341)
Adjustments to reconcile net loss to net cash
used in operating activities :
Accounts payable and accrued expenses	3,999	221	1,637
Net cash flows used in operating activities	(97,439)	(22,347)	(19,704)

Cash flows from financing activities
Proceeds from issuance of common stock	159,023	-	-
Net cash flows provided by financing activities	159,023	-	-

Increase (decrease) in cash during the period	61,584	(22,347)	(19,704)

Cash, beginning of period	-	83,931	65,097

Cash, end of period	$ 61,584	$ 61,584	$ 45,393

Supplemental cash flow information

Interest paid in cash	$ -	$ -	$ -

Income taxes paid in cash	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Statement of Stockholders' Equity
Period from March 1, 2003 (commencement of operations) to September 30, 2006
(Expressed in U.S. Dollars)
(Unaudited)

				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	exploration	stockholders'
	Shares	Amount	capital	stage	equity

Issuance of common stock for cash at $0.01 per share	9,902,300	$ 990	$ 98,033	$ -	$ 99,023

Net loss and comprehensive loss for the period	-	-	-	(7,433)	(7,433)

Balance, March 31, 2004	9,902,300	$ 990	$ 98,033	$ (7,433)	$ 91,590

Net loss and comprehensive loss for the year	-	-	-	(32,493)	(32,493)

Balance, March 31, 2005	9,902,300	$ 990	$ 98,033	$ (39,926)	$ 59,097

Issuance of common stock for cash at $0.20 per share	300,000	$ 30	$ 59,970	-	60,000

Net loss and comprehensive loss for the year	-	-	-	(38,944)	(38,944)

Balance, March 31, 2006	10,202,300	$ 1,020	$ 158,003	$ (78,870)	$ 80,153

Net loss and comprehensive loss for the period	-	-	-	$ (22,568)	$ (22,568)

Balance, September 30, 2006	10,202,300	1,020	158,003	(101,438)	57,585

The accompanying notes are an integral part of these financial statements

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Condensed notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

September 30, 2006

1. Incorporation

The Company was formed on February 16, 2001 under the laws of the State of Nevada and commenced operations on March 1, 2003. It is engaged in the acquisition and exploration of mineral properties. The Company has an office in Vancouver, British Columbia, Canada. The Company had no operations before March 1, 2003.

2. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instruction from Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in the audited financial statements and should be read in conjunction with the Company’s audited financial statements for fiscal year ended March 31, 2006 filed with the United States Securities and Exchange Commission. The result of operations for the interim periods presented is not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited interim balance sheets, statements of operations and cash flows reflected all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at September 30, 2006, and the results of operations and cash flows for the six months ended September 30, 2006, and for the period from March 1, 2003 (Date of Incorporation) to September 30, 2006.

3. Going Concern Matters

In view of certain conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern. Management plans to continue to seek other sources of debt and equity financing on favorable terms and expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals. The Company has incurred a loss of $22,568 for the six months ended September 30, 2006 and at September 30, 2006 has an accumulated deficit of $101,438. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than normal course of business and at amounts different from those reflected in the accompanying financial statements.

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Condensed notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

September 30, 2006

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

The titles of the claims are held in the name of this officer of the Company. These claims were staked by this officer and as a result, there was no initial cost of acquisition. As of September 30, 2006, the Company completed the phase one program on prospecting and geological mapping of the mineral claims and phase two program of geophysical surveying the mineral claims.

On September 29, 2005, the Company’s Vice President of Exploration staked and recorded a new exploration property on behalf of the Company in north central British Columbia. The Company incurred expenses of $1,800 in the staking and recording of this property.

On November 1, 2005, the Company acquired the Dalvenie Property located near Dease Lake, British Columbia which is comprised of 72 claims units covering approximately 4,446 acres through the Vice President of Exploration for a nominal amount of consideration. The Company has completed a phase one exploration program for the property which was budgeted at $10,000.

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Condensed notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

September 30, 2006

5. Mineral Properties and Exploration – Continued

	March 1, 2003
	(Commencement of	Three months ended		Six months ended
	operation) to	September 30,		September 30,
	September 30, 2006	2006	2005	2006	2005
Mineral Exploration Expenses:
(a) Copper Prince Property
Consulting	$23,000	$-	$3,000	$-	$6,000
Geochemical survery	2,700	-	-	-	-
Geophysical survey	4,237	-	4,237	-	4,237
Travel	6,800	-	-	-	-
	$36,737	$-	$7,237	$-	$10,237
(b) Dalvenie Property
Acquisition cost	$1,800	$-	$3,400	$-	$3,400
Assay fees	1,000	1,000	-	1,000	-
Consulting	5,050	5,050	-	5,050	-
Legal and regulatory	1,000	1,000	-	1,000	-
Travel	3,000	3,000	-	3,000	-
	$11,850	$10,050	$3,400	$10,050	$3,400
Total	$48,587	$10,050	$10,637	$10,050	$13,637

6. Related party transactions

During the three-month and six-month periods ended September 30, 2006, the Company incurred $5,050 (2005 - $3,000) and $5,050 (2005 - $6,000) mineral exploration consulting fees to an officer of the Company.

As of September 30, 2006, $50 was due to an officer on expenses incurred for exploration work. Certain directors and officers of the Company provided services to the Company and received nominal compensation for their services.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Condensed notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

September 30, 2006

7. New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for financial statements as of December 15, 2006.  The Company has not yet determined the impact of applying FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of applying FAS 157.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  FAS 158 is effective for financial statements as of December 31, 2006.  The Company has not yet determined the impact of applying FAS 158.

PLAN OF OPERATION

The following Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below.  Trend Technology Corporation (the “Company”, “we”, or “us”) actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the unaudited financial statements and notes thereto and the Plan of Operation included in this quarterly report on Form 10-QSB for the quarter ended September 30, 2006.

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

During the period June to December, 2003, we obtained stock subscriptions for 9,902,300 shares at $0.01 per share under Regulation S and Rule 506 of Regulation D to raise proceeds of $99,023.  This financing activity was done concurrently with our start up exploration activities.  The proceeds obtained from our initial financing allowed us to complete the first two phases of our exploration program on the Copper Prince property.  In October, 2005, we raised additional proceeds of $60,000 through a Regulation S private placement of 300,000 shares at $0.20 per share.  Our cash on hand will fund the next phase of our exploration program on the Copper Prince Property which is budgeted at a minimum of $16,000 and a maximum of $25,000.  These funds will also cover our general and administrative expenses for at least the next 12 months which are budgeted at $20,000.  Completion of our Phase 3 operations on the Copper Prince property and phase one operations on the Dalvenie Property represent the full extent of our planned business operations for the next 12 months.  A description of the Phase 3 work on the Copper Prince property follows under the heading “Phase 3 Geophysical Surveying”.  Planning and commencement of a Phase 4 exploration program is possible within the next 12 months but only if warranted by prospective exploration results from our Phase 3 program and only if the Company has sufficient cash reserves to complete the program.

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

To date, we have completed three milestones in the execution of our business plan.  The first milestone was the successful raising of start up financing in the amount of $99,023.  In October, 2005, we raised an additional $60,000 through a private placement offering of 300,000 shares at $0.20 per share.  We also consider this offering to be part of the financing milestone in the execution of our business plan.  The second milestone was the completion of the first two phases of exploration on our Copper Prince Property.  The next significant milestone in the execution of our business plan will be the completion of additional phase 3 geophysical work on the Copper Prince Property.  We have now completed phase one exploration work on the Dalvenie Property.  In the opinion of our Vice President of Exploration, a phase three geophysical program on the Copper Prince Property is warranted based on geophysical results from our phase two program.  The funds which we have obtained from our two private placement financings are sufficient to fund phase three exploration on the Copper Prince property and to cover all of our general and administrative expenses for the next 12 months of operations.  Detailed discussions of our phase three exploration program on the Copper Prince property are set out under the heading "Phase 3 Geophysical Surveying".  This disclosure contains a detailed analysis of the costs of each step of our exploration programs.

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

Dalvenie Property – Completed Phase 1 Work

Property History

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

Completed Phase 1 Work

Before commencing Phase 1 work on the Dalvenie Property in the second quarter of 2006, the Company added six additional claims in this area to the original five claims which comprised our Dalvenie Property.  As of October, 2006, our Dalvenie Property consists of 3,376.567 hectares or 7,428 acres (11.6 square miles).  The claims comprising the Dalvenie Property are as follows:

Sunshine Hill

15 cells good to Feb 2/08

Tenure #505453

255.96 hectares

Dal #1

21 cells good to Sept. 29th/07

Tenure #520585

358.293 hectares

Dal #2

10 cells good to Sept. 29th/07

Tenure #520586

170.567 hectares

Dal #3

10 cells good to Sept. 29th/07

Tenure #520587

170.643 hectares

Dal #4

16 cells good to Sept. 29th/07

Tenure #520588

273.142 hectares

Sparrow

8 cells good to Mar. 15th/07

Tenure #530051

136.387 hectares

Swan

25 cells good to Mar. 15th/07

Tenure #530049

426.455 hectares

Hawkowl

24 cells good to Mar. 15th/07

Tenure #530046

409.017 hectares

Shrike

22 cells good to Mar. 15th/07

Tenure #530036

357.794 hectares

Spike

24 cells good to Mar. 15th/07

Tenure #530039

409.149 hectares

Strike

24 cells good to Mar. 15th/07

Tenure #530036

409.160 hectares

Initial fieldwork on the Dalvenie Property was completed in mid July, 2006.  The last fieldwork of the season was completed in early October, 2006.  Initial work on the property involved improving access through brush cutting to permit four wheel drive access to the old upper trenches at the south end of the property.  The copper and gold exploration work entailed prospecting all of the original claims on the property.  A two man field crew worked under the supervision of the Company’s Vice-President of Exploration, Mr. Gerry Diakow.  Fifty rock samples were collected including both mineralized samples for analysis and host rocks needed for understanding the chemistry and type of mineralization present on the property.  Geological mapping was carried out over parts of the new claims which was difficult in some areas due to dense forest cover and less rock outcrop exposure.  Our nickel exploration focused on the ultra mafic rocks at the southeast end of the property.  An iron sulfide vein was discovered outcropping in the ultra mafics.  This type of occurrence is often associated with nickel and copper mineralization.  A rigorous heavy metal silt sample program was also included in the Company’s 2006 fieldwork program.  This survey covered 8.6 kilometers.  All rock and silt locations were recorded using the North American Datum 1983 Universal Transverse Mercator (UTM) coordinates.  Expenditures on the phase one Dalvenie Property exploration program were as follows:

Wages:

Field crew member 6 days @ $175/day

$1,050.00

Field crew member 6 days @ $200/day

$1,200.00

VP of Exploration 8 days@ $350.00/day

$2,800.00

Claim recording $1,000.00

$1,000.00

Vehicle:

4wheel drive truck @ $50/day

$500.00

Room and board:

3 men @ $75/day/man 20 man days

$1,500.00

Fuel approx. $1,000.00

$1,000.00

Assays approx. $1,000.00

$1,000.00

Totals:

$10,050.00

All rock samples have been sent for laboratory analysis.  Results of the Company’s Dalvenie Property exploration program will be released by the Company in due course.

No Phase 2 exploration program is currently planned.  A Phase 2 exploration program is contingent upon prospective exploration results from our Phase 1 program.

ITEM 3. - Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2006.  In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment.  Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls.  Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2006, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

From time-to-time, the Company and its management have conducted and will continue to conduct further reviews and, from time-to-time put in place additional documentation of the Company's disclosure controls and procedures, as well as its internal control over financial reporting.  The Company may from time-to-time make changes aimed at enhancing their effectiveness, as well as changes aimed at ensuring that the Company's systems evolve with, and meet the needs of, the Company's business.  These changes may include changes necessary or desirable to address recommendations of the Company's management, its counsel and/or its independent auditors, including any recommendations of its independent auditors arising out of their audits and reviews of the Company's financial statements.  These changes may include changes to the Company's own systems, as well as to the systems of businesses that the Company has acquired or that the Company may acquire in the future and will, if made, be intended to enhance the effectiveness of the Company's controls and procedures.  The Company is also continually striving to improve its management and operational efficiency and the Company expects that its efforts in that regard will from time to time directly or indirectly affect the Company's disclosure controls and procedures, as well as the Company's internal control over financial reporting.

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

TREND TECHNOLOGY CORPORATION

Dated:  November 10, 2006

Per:

/s/Gerald J. Shields

Gerald J. Shields,

President, C.E.O. and Director