Form 10QSB
period 2006-12-31
TREND TECHNOLOGY CORP
filed 2007-02-13
CIK 1137239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

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

(check one):  Yes [  ]    No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:    10,202,300 common shares as of February 9, 2007

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

TREND TECHNOLOGY CORPORATION

INDEX

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheet as of December 31, 2006

Statement of Operations for the period ended December 31, 2006

Statement of Stockholders' Equity for the period ended December 31, 2006

Statements of Cash Flows for the period ended December 31, 2006

Condensed Notes to Financial Statements

Item 2

Plan of Operation

Item 3

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1

Legal Proceedings

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3

Defaults Upon Senior Securities

Item 4

Submission of Matters to a Vote of Security Holders

Item 5

Other Information

Item 6

Exhibits and Reports on Form 8K

SIGNATURES

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

December 31, 2006

Index

Balance Sheet

Statements of Operations

Statements of Stockholders’ Equity

Statements of Cash Flows

Condensed Notes to Financial Statements

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Balance Sheet
(Expressed in U.S. Dollars)

December 31,
2006
(Unaudited)
ASSETS

Current Assets
Cash	$56,248
Total Current Assets	56,248

Total Assets	$56,248

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$11,891

STOCKHOLDERS' EQUITY
Capital Stock
Authorized:
100,000,000 shares of common stock with a par value of $0.0001
Issued and outstanding:
10,202,300 shares of common stock	1,020

Additional paid-in capital	158,003
Deficit accumulated during the exploration stage	(114,666)
Total Stockholders' Equity	44,357

Total liabilities and stockholders’ equity	$56,248

The accompanying notes are an integral part of these financial statements.

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)
	March 1, 2003	Three	Three	Nine	Nine
	(commencement	Months	Months	Months	Months
	of operation)	Ended	Ended	Ended	Ended
	to December 31,	December 31,	December 31,	December 31,	December 31,
	2006	2006	2005	2006	2005
Expenses
Bank charges and exchange loss	$ 3,613	$ 22	$ 28	$ 70	$ 360
Filing and transfer agent fees	8,598	320	1,778	1,729	1,778
Office and miscellaneous	6,396	1,998	-	5,652	198
Mineral exploration (Note 5)	48,587	-	3,000	10,050	16,637
Professional fees	47,031	10,888	3,889	18,295	11,063
Travel expenses	441	-	-	-	-
Total expenses	$ 114,666	$ 13,228	$ 8,695	$ 35,796	$ 30,036

Net loss for the period	$ (114,666)	$ (13,228)	$ (8,695)	$ (35,796)	$ (30,036)

Loss per shares - basic and diluted		$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares
outstanding - basic and diluted		10,202,300	10,156,648	10,202,300	9,987,391

The accompanying notes are an integral part of these financial statements.

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Statements of Stockholders' Equity
Period from March 1, 2003 (commencement of operations) to December 31, 2006
(Expressed in U.S. Dollars)
(Unaudited)

				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	exploration	stockholders'
	Shares	Amount	capital	stage	equity

Issuance of common stock for cash at $0.01 per share	9,902,300	$ 990	$ 98,033	$ -	$ 99,023

Net loss and comprehensive loss for the period	-	-	-	(7,433)	(7,433)

Balance, March 31, 2004	9,902,300	$ 990	$ 98,033	$ (7,433)	$ 91,590

Net loss and comprehensive loss for the year	-	-	-	(32,493)	(32,493)

Balance, March 31, 2005	9,902,300	$ 990	$ 98,033	$ (39,926)	$ 59,097

Issuance of common stock for cash at $0.20 per share	300,000	$ 30	$ 59,970	-	60,000

Net loss and comprehensive loss for the year	-	-	-	(38,944)	(38,944)

Balance, March 31, 2006	10,202,300	$ 1,020	$ 158,003	$ (78,870)	$ 80,153

Net loss and comprehensive loss for the period	-	-	-	(35,796)	(35,796)

Balance, December 31, 2006	10,202,300	$ 1,020	$ 158,003	$ (114,666)	$ 44,357

The accompanying notes are an integral part of these financial statements

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	March 1, 2003	Nine	Nine
	(commencement	Months	Months
	of operation)	Ended	Ended
	to December 31,	December 31,	December 31,
	2006	2006	2005

Cash flows from (used in) operating activities
Net loss for the period	$ (114,666)	$ (35,796)	$ (30,036)
Adjustments to reconcile net loss to net cash
used in operating activities :
Accounts payable and accrued expenses	11,891	8,113	(1,900)
Net cash flows used in operating activities	(102,775)	(27,683)	(31,936)

Cash flows from financing activities
Proceeds from issuance of common stock	159,023	-	60,000
Net cash flows provided by financing activities	159,023	-	60,000

Increase (decrease) in cash during the period	56,248	(27,683)	28,064

Cash, beginning of period	-	83,931	65,097

Cash, end of period	$ 56,248	$ 56,248	$ 93,161

Supplemental cash flow information

Interest paid in cash	$ -	$ -	$ -

Income taxes paid in cash	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Condensed notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

December 31, 2006

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

The accompanying unaudited interim balance sheets, statements of operations,  stockholders’ equity and cash flows reflected all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at December 31, 2006, and the results of operations and cash flows for the nine months ended December 31, 2006, and for the period from March 1, 2003 (Date of Incorporation) to December 31, 2006.

3. Going Concern Matters

In view of certain conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern. Management plans to continue to seek other sources of debt and equity financing on favorable terms and expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals. The Company has incurred a loss of $35,796 for the nine months ended December 31, 2006 and at December 31, 2006 has an accumulated deficit of $114,666. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than normal course of business and at amounts different from those reflected in the accompanying financial statements.

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Condensed notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

December 31, 2006

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

5. Mineral Properties and Exploration

Acquisition and exploration costs are charged to operations as incurred until such time that proven reserves are discovered.  From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred.  The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at December 31, 2006 and 2005, the Company did not have proven reserves.

On April 23, 2004, the Company purchased the Rain #1 to Rain #20 (tenure number 407912 to 407931) mineral claims located in the Similkameen Mining Division, British Columbia, Canada, collectively known as Copper Prince Property, for a nominal amount from an officer of the Company.

The titles of the claims are held in the name of this officer of the Company. These claims were staked by this officer and as a result, there was no initial cost of acquisition. As of December 31, 2006, the Company completed the phase one program on prospecting and geological mapping of the mineral claims and phase two program of geophysical surveying the mineral claims.

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

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Condensed notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

December 31, 2006

5. Mineral Properties and Exploration – Continued

	March 1, 2003
	(Commencement of	Three months ended		Nine months ended
	operation) to	December 31,		December 31,
	December 31, 2006	2006	2005	2006	2005
Mineral Exploration Expenses:
(a) Copper Prince Property
Consulting	$23,000	$-	$3,000	$-	$9,000
Geochemical survery	2,700	-	-	-	-
Geophysical survey	4,237	-	-	-	4,237
Travel	6,800	-	-	-	-
	$36,737	$-	$3,000	$-	$13,237
(b) Dalvenie Property
Acquisition cost	$1,800	$-	$-	$-	$3,400
Assay fees	1,000	-	-	1,000	-
Consulting	5,050	-	-	5,050	-
Legal and regulatory	1,000	-	-	1,000	-
Travel	3,000	-	-	3,000	-
	$11,850	$-	$-	$10,050	$3,400
Total	$48,587	$-	$3,000	$10,050	$16,637

6. Related party transactions

During the three-month and nine-month periods ended December 31, 2006, the Company incurred $nil (2005 - $3,000) and $5,050 (2005 - $9,000) mineral exploration consulting fees to an officer of the Company.

As of December 31, 2006, $50 was due to an officer on expenses incurred for exploration work. Certain directors and officers of the Company provided services to the Company and received nominal compensation for their services.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Condensed notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

December 31, 2006

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  FAS 158 is effective for financial statements as of December 31, 2006.  The adoption of FAS No. 158 is expected to have no impact on the Company's financial statements.

PLAN OF OPERATION

The following Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below.  Trend Technology Corporation (the “Company”, “we”, or “us”) actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the unaudited financial statements and notes thereto and the Plan of Operation included in this quarterly report on Form 10-QSB for the quarter ended December 31, 2006.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2006.  In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment.  Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls.  Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of December 31, 2006, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

TREND TECHNOLOGY CORPORATION

Dated:  February 9, 2007

Per:

/s/Gerald J. Shields

Gerald J. Shields,

President, C.E.O. and Director