Form 10KSB
period 2007-03-31
TREND TECHNOLOGY CORP
filed 2007-06-29
CIK 1137239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[xx]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2007

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

Commission file Number:  000-50978

TREND TECHNOLOGY CORPORATION

(Name of small business issuer in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0343712

(I.R.S. Employer Identification Number)

Suite 501, 1166 Alberni Street

Vancouver, British Columbia, V6E 3Z3

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

(check one):  Yes [  ]    No [ X ]

The Issuer's revenues for its fiscal year ended March 31, 2007 were $0.00.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.):

Note:

If determining whether a person is an affiliate will involve an unreasonable effort and expense, the Issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions if the assumptions are stated.

7,196,700 common shares @ $0.25 (1) = $1,799,175

(1)  Last closing price on October 4, 2006 was $0.25.

On June 26, 2007, the number of shares outstanding of the registrant's Common Stock was 10,202,300.

Transitional Small Business Disclosure Format (Check one):  Yes ____; No __X__

PART I

BUSINESS

Item 1.  Description of Business

Business Development

Trend Technology Corporation (the “Company”, “we”, or “us”) was incorporated on February 16, 2001 under the laws of the State of Nevada.  Our incorporator, initial director and shareholder was Mr. Keith Ebert.  Mr. Ebert received 2,250,000 shares in consideration of his services in organizing our company.  Mr. Ebert resigned as a director and officer of our company on November 2, 2003 to focus on other business interests.  Mr. Ebert returned his shares to our treasury on November 2, 2003 concurrently with termination of his managing role.  Gerald R. Tuskey replaced Mr. Ebert as President, C.E.O., C.F.O. and director of our company on November 2, 2003 and acted in those capacities until April 20, 2004.  On March 31, 2004, Mr. Tuskey was issued 3,000,000 shares of our company in consideration for US$30,000.  Mr. Tuskey owns 29.40% of our company’s issued shares.  On April 20, 2004, Mr. Tuskey was replaced as President and C.E.O. by Mr. Gerald Shields.  On April 20, 2004, Mr. Leonard MacMillan was also appointed C.F.O., Secretary and a director of our company.  On March 31, 2004, Mr. Shields was issued 50,000 common shares of our company in consideration for US$500.  On March 31, 2004, Mr. MacMillan was issued 5,600 common shares of our company in consideration for US$56.  On February 12, 2007, Mr. Gerald Shields resigned as President, C.E.O. and director of our company and Mr. Leonard MacMillan was appointed President and C.E.O. to replace Mr. Shields.

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

Our Principal Products and Their Markets

We are a junior mineral exploration company.  We have staked and hold the Copper Prince property in South Central British Columbia which consists of one four post claim and 19 two post claims comprising a total of 35 claim units covering approximately 2,162 acres.  We have completed a comprehensive technical report on our Copper Prince property.  We are primarily seeking copper in our exploration activities on the Copper Prince property.  We have completed our phase one and two work programs on budget and are considering whether to proceed with phase three work.

In September, 2005, we acquired our Dalvenie Property in North Central British Columbia near Dease Lake.  The Dalvenie Property is comprised of 72 claim units covering approximately 4,446 acres.  The Dalvenie Property was staked on behalf of the Company by the Company’s Vice President of Exploration, Mr. Gerry Diakow.  Mr. Diakow believes the Dalvenie Property to be prospective for gold and copper exploration based on historical prospecting work and geophysical and geochemical findings in the area.  We completed a phase one work program on the Dalvenie Property in 2006.

Distribution Methods of Our Products and Services

We are a mineral exploration company and are not in the business of distributing any products or services.

Status of Any Publicly Announced New Product or Service

We have no plans for new products or services that we do not already offer.

Competitive Business Conditions and Our Competitive Position in the Industry and Methods of Competition

Vast areas of Western Canada and the U.S. Pacific Northwest have been explored and in some cases staked through mineral exploration programs.  Vast areas also remain unexplored.  The cost of staking and re-staking new mineral claims and the costs of most phase one exploration programs are relatively modest.  Additionally, in many more prospective areas, extensive literature is readily available with respect to previous exploration activities.  These facts make it possible for a junior mineral exploration company such as ours to be very competitive with other similar companies.  In effect, we are also competitive with senior companies who are doing grass roots exploration.  In the event our exploration activities uncover prospective mineral showings, we anticipate being able to attract the interest of better financed industry partners to assist on a joint venture basis in more extensive exploration.  We are at a competitive disadvantage compared to established mineral exploration companies when it comes to being able to complete extensive exploration programs on claims which we hold or may hold in the future.  If we are unable to raise capital to pay for extensive claim exploration, we will be required to enter into joint ventures with industry partners which will result in our interest in our claims being substantially diluted.  Currently, we have sufficient funds for a Phase 3 exploration program on our Copper Prince Property and Phase 2 exploration program on our Dalvenie Property.  We do not need to raise capital to pay for claim exploration in the next 12 months.

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

Dependence on One or a Few Major Customers

We are in the business of mining exploration.  We are not selling any product or service and therefore have no dependence on one or a few major customers.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration

Our company does not own any patents or trademarks.  We are not party to any labor agreements or contracts.  Licenses, franchises, concessions and royalty agreements are not part of our business.

Need for any government approval of principal products or services

As a mineral exploration company, we are not in a business which requires extensive government approvals for principal products or services.  The British Columbia Mining Act outlines and governs the work that can be done on mining claims in British Columbia.  The process of applying for a work permit on our Copper Prince property involved completing a “Work and Reclamation Form” for submission to the British Columbia Ministry of Energy and Mines regional geologist for the Similkameen Mining Division.  The necessary permits to conduct exploration work on our Copper Prince and Dalvenie properties have been obtained.

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

Estimate of the amount spent during each of the last two fiscal years on research and development activities

During the last two fiscal years, we have expended a total of approximately $25,087 on the first two phases of our exploration program on our Copper Prince Property.  A full description of this exploration work appears under the heading "Exploration Completed on our Copper Prince Property".  We have spent $11,850 staking, recording and exploring our Dalvenie Property.

Costs and effects of compliance with environmental laws (federal, state and local)

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

Number of total employees and number of full time employees

We currently have two part time employees, namely Mr. Leonard MacMillan, our President, C.E.O., C.F.O. and Secretary and Mr. Gerry Diakow, our Vice-President of Exploration.

Item 2.  Description of Property

Office Premises

We are currently operating from our offices at Suite 501, 1166 Alberni Street, Vancouver, B.C., V6E 3Z3, Canada.  We do not own any real property or significant assets.  Our office space is provided to us at no cost by Leonard MacMillan, a director of the Company.  We are not a party to any lease.  Our agreement with Mr. MacMillan to provide office space at no cost is discretionary and may be terminated at any time without notice.  It is anticipated that this arrangement will remain until we are able to generate revenue from operations and require additional office space for new employees.  Management believes that this space will meet our needs for the next 12 months.

Mining Properties

The Copper Prince Property

The Copper Prince property consists of one 4-post claim and nineteen 2-post claims comprising a total of 35 claim-units covering approximately 2,162 acres with a single alienated Crown Grant (Lot 802) contained in the Rain #1 mineral claim.  The mineral properties are without known reserves.  Our program is exploratory in nature.

Tenure Number	Claim Name	Time of Tenure	Number of Units
407912	RAIN #1	Good Standing 2008.01.15	16
407913	RAIN #2	Good Standing 2008.01.15	1
407914	RAIN #3	Good Standing 2008.01.15	1
407915	RAIN #4	Good Standing 2008.01.15	1
407916	RAIN #5	Good Standing 2008.01.15	1
407917	RAIN #6	Good Standing 2008.01.15	1
407918	RAIN #7	Good Standing 2008.01.15	1
407919	RAIN #8	Good Standing 2008.01.15	1
407920	RAIN #9	Good Standing 2008.01.15	1
407921	RAIN #10	Good Standing 2008.01.15	1
407922	RAIN #11	Good Standing 2008.01.15	1
407923	RAIN #12	Good Standing 2008.01.15	1
407924	RAIN #13	Good Standing 2008.01.15	1
407925	RAIN #14	Good Standing 2008.01.15	1
407926	RAIN #15	Good Standing 2008.01.15	1
407927	RAIN #16	Good Standing 2008.01.15	1
407928	RAIN #17	Good Standing 2008.01.15	1
407929	RAIN #18	Good Standing 2008.01.15	1
407930	RAIN #19	Good Standing 2008.01.15	1
407931	RAIN #20	Good Standing 2008.01.15	1
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

The town of Princeton, the nearest supply and service centre, is located at the junction of Highway 3 and 5,176 miles east of Vancouver, BC.  The claims are located approximately 2.75 miles southeast of Princeton between the Darcy Mountains and Similkameen River.  Access to the property-area is by the August Lake road, a good all-weather road that joins Hwy. 3 at the golf course cut-off, 2.4 miles east of Princeton.  The property-area is transected by numerous logging and ranch roads that may be passable only by 4-wheel drive vehicles during periods of poor weather.

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

List of Claims

Tenure Number	Claim Name	Time of Tenure	Number of Units
520585	Dalvenie #1	Good Standing 2007/09/29	21
520586	Dalvenie #2	Good Standing 2007/09/29	10
520587	Dalvenie #3	Good Standing 2007/09/29	10
520588	Dalvenie #4	Good Standing 2007/09/29	16

505453	Dalvenie	Good Standing 2008/02/02	15
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

Two parallel basalt dikes occur trending 016 degrees east of north and dipping 75 degrees from horizontal west.  The dikes are about 3 feet thick and separated by 2 to 5 feet of sheared material.  The dikes occur along a highly sheared fault zone which forms the main mineralized zone.  The dikes and the mineralized zone have been traced along the surface for 3,782 feet.  The maximum width of the zone is at least 42 feet wide.

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

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended March 31, 2007.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Our common shares were quoted for trading on the OTC Bulletin Board on June 23, 2006 under the symbol "TRET".  The following quotations obtained from Stockwatch reflect the highs and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	Low (Bid)	High (Ask)
March 31, 2007	$0.51	$11.00
December 31, 2006	$0.51	$11.00
September 30, 2006	$0.01	$0.15
June 30, 2006	$0.01	$0.05
June 23, 2006 (2)	$0.01	$0.05

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

(2) We were quoted on the OTC BB on June 23, 2006.

Our common shares are issued in registered form.  Nevada Agency & Trust Company Limited, Suite 880, 50 West Liberty Street, Reno, Nevada, 89501 USA, (Telephone:  775-322-0626; Facsimile: 775-322-5623) is the

registrar and transfer agent for our common shares.  On March 31, 2007, the shareholders' list of our common shares showed 54 registered shareholders and 10,202,300 shares outstanding.

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

Equity Compensation Plan Information

As at March 31, 2007, we did not have any equity compensation plans in place.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended March 31, 2007.

Item 6.  Plan of Operation

The following Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below.  Trend Technology Corporation (the “Company”, “we”, or “us”) actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the audited financial statements and notes thereto and the Plan of Operation included in this Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007.

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

During the period June to December, 2003, we obtained stock subscriptions for 9,902,300 shares at $0.01 per share under Regulation S and Rule 506 of Regulation D to raise proceeds of $99,023.  This financing activity was done concurrently with our start up exploration activities.  The proceeds obtained from our initial financing allowed us to complete the first two phases of our exploration program on the Copper Prince property.  In October, 2005, we raised additional proceeds of $60,000 through a Regulation S private placement of 300,000 shares at $0.20 per share.  Our cash on hand is sufficient to fund the next phase of our exploration program on the Copper Prince Property which is budgeted at a minimum of $16,000 and a maximum of $25,000.  These funds will also cover our general and administrative expenses for at least the next 12 months which are budgeted at $20,000.  Completion of our Phase 3 operations on the Copper Prince property and phase two operations on the Dalvenie Property represent the full extent of our planned business operations for the next 12 months.  A description of the Phase 3 work on the Copper Prince property follows under the heading “Phase 3 Geophysical Surveying”.  Planning and commencement of a Phase 4 exploration program is possible within the next 12 months but only if warranted by prospective exploration results from our Phase 3 program and only if the Company has sufficient cash reserves to complete the program.

We do not expect any significant changes in the number of our employees over the next 12 months.  Our current management team will satisfy our requirements for the foreseeable future.  Our Vice President of Exploration, Mr. Gerry Diakow, spends approximately 10 hours per month on our company's affairs when he is not involved in field operations.  When Mr. Diakow is involved in field operations, he may spend up to 50 hours per month on our company's affairs.  Our President, C.E.O. and C.F.O., Mr. Leonard MacMillan spends approximately five hours per month on our company's affairs.

We expect to acquire additional mineral exploration prospects over the next 12 months.  Where possible we will issue common shares in payment of new mineral properties or options to acquire mineral properties to preserve our cash reserves.  Unless we raise additional funds for exploration acquisitions, we will not allocate more than $25,000 of our cash on hand for that purpose.

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

Phase 2 Geophysical Surveying

We completed a Phase 2 geophysical exploration program on our Copper Prince property in September 2005.  Our Phase 2 exploration program was conducted with a magnetic survey.  The magnetic survey uses an instrument called a magnetometer to read the magnetic field generated by subsurface magnetic minerals.  This survey covered the same area as our Phase 1 geochemical survey.  The magnetometer survey identified sub-surface interface of magnetic volcanic rocks and granitic rock which could potentially host copper mineralization.  Our magnetometer survey was also useful in generating targets for diamond drilling.

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

As a result of geophysical survey results obtained in our Phase 2 exploration program, we are considering the following Phase 3 exploration program on the Copper Prince Property.

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

Sunshine Hill

15 cells good to Feb 2/08

Tenure #505453

255.96 hectares

Dal #1

21 cells good to Sept. 29th/07

Tenure #520585

358.293 hectares

Dal #2

10 cells good to Sept. 29th/07

Tenure #520586

170.567 hectares

Dal #3

10 cells good to Sept. 29th/07

Tenure #520587

170.643 hectares

Dal #4

16 cells good to Sept. 29th/07

Tenure #520588

273.142 hectares

Sparrow

8 cells good to Mar. 15th/08

Tenure #530051

136.387 hectares

Swan

25 cells good to Mar. 15th/08

Tenure #530049

426.455 hectares

Hawkowl

24 cells good to Mar. 15th/08

Tenure #530046

409.017 hectares

Shrike

22 cells good to Mar. 15th/08

Tenure #530036

357.794 hectares

Spike

24 cells good to Mar. 15th/08

Tenure #530039

409.149 hectares

Strike

24 cells good to Mar. 15th/08

Tenure #530036

409.160 hectares

Initial fieldwork on the Dalvenie Property was completed in mid July 2006.  The last fieldwork of the season was completed in early October 2006.  Initial work on the property involved improving access through brush cutting to permit four wheel drive access to the old upper trenches at the south end of the property.  The copper and gold exploration work entailed prospecting all of the original claims on the property.  A two man field crew worked under the supervision of the Company’s Vice-President of Exploration, Mr. Gerry Diakow.  Fifty rock samples were collected including both mineralized samples for analysis and host rocks needed for understanding the chemistry and type of mineralization present on the property.  Geological mapping was carried out over parts of the new claims which was difficult in some areas due to dense forest cover and less rock outcrop exposure.  Our nickel exploration focused on the ultra mafic rocks at the southeast end of the property.  An iron sulfide vein was discovered outcropping in the ultra mafics.  This type of occurrence is often associated with nickel and copper mineralization.  A rigorous heavy metal silt sample program was also included in the Company’s 2006 fieldwork program.  This survey covered 8.6 kilometers.  All rock and silt locations were recorded using the North American Datum 1983 Universal Transverse Mercator (UTM) coordinates.  Expenditures on the phase one Dalvenie Property exploration program were as follows:

Wages:

Field crew member 6 days @ $175/day

$1,050.00

Field crew member 6 days @ $200/day

$1,200.00

VP of Exploration 8 days@ $350.00/day

$2,800.00

Claim recording $1,000.00

$1,000.00

Vehicle:

4wheel drive truck @ $50/day

$   500.00

Room and board:

3 men @ $75/day/man x 20 man days

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

The following audited financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated June 25, 2007

Balance Sheet as at March 31, 2007

Statements of Stockholders’ Equity for period from March 1, 2003 (commencement of operations) to March 31, 2007

Statements of Operations from March 1, 2003 (commencement of operations) to March 31, 2007 and for the years ended March 31, 2006 and 2005

Statements of Cash Flows from March 1, 2003 (commencement of operations) to March 31, 2007 and for the years ended March 31, 2006 and 2005

Notes to the Financial Statements

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Financial Statements

(Expressed in U.S. Dollars)

March 31, 2007

Index

Report of Independent Registered Public Accounting Firm

Balance Sheet

Statements of Stockholders’ Equity

Statements of Operations

Statements of Cash Flows

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Trend Technology Corporation

Vancouver, BC

CANADA

We have audited the accompanying balance sheet of Trend Technology Corporation ("the Company") (an exploration stage company) as of March 31, 2007, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended March 31, 2007 and 2006, and for the period from March 1, 2003 (date of inception) to March 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trend Technology Corporation (an exploration stage company) as of March 31, 2007, and the results of its operations and its cash flows for the years ended March 31, 2007 and 2006, and for the period from March 1, 2003 (date of inception) to March 31, 2007, in conformity with accounting principles generally accepted in the United States.

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

/S/ PETERSON SULLIVAN PLLC

June 25, 2007

Seattle, Washington

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Balance Sheet
March 31, 2007
(Expressed in U.S. Dollars)

2007

ASSETS

Current Assets
Cash	$41,407
Prepaid expenses	1,650
Total Current Assets	43,057

Total Assets	$43,057

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,147

STOCKHOLDERS' EQUITY
Capital Stock
Authorized:
100,000,000 shares of common stock with a par value of $0.0001
Issued and outstanding:
10,202,300 shares of common stock	1,020

Additional paid-in capital	158,003
Deficit accumulated during the exploration stage	(117,113)
Total Stockholders' Equity	41,910

Total liabilities and stockholders’ equity	$43,057

The accompanying notes are an integral part of these financial statements

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	March 1, 2003
	(commencement	Year	Year
	of operation)	Ended	Ended
	to March 31,	March 31,	March 31,
	2007	2007	2006

Expenses
Bank charges and exchange loss	$ 3,637	$ 94	$ 385
Filing and transfer agent fees	9,299	2,430	5,681
Office and miscellaneous	8,563	7,819	198
Mineral exploration (Note 3)	48,587	10,050	15,037
Professional fees	46,586	17,850	17,643
Travel expenses	441	-	-
Total expenses	$ 117,113	$ 38,243	$ 38,944

Net loss for the period	$ (117,113)	$ (38,243)	$ (38,944)

Loss per share - basic and diluted		$ (0.00)	$ (0.00)

Weighted average number of shares
outstanding - basic and diluted		10,202,300	10,041,204

The accompanying notes are an integral part of these financial statements

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	March 1, 2003
	(commencement	Year	Year
	of operation)	Ended	Ended
	to March 31,	March 31,	March 31,
	2007	2007	2006

Cash flows from (used in) operating activities
Net loss for the period	$ (117,113)	$ (38,243)	$ (38,944)
Adjustments to reconcile net loss to net cash
used in operating activities :
Prepaid expenses	(1,650)	(1,650)	-
Accounts payable and accrued expenses	1,147	(2,631)	(2,222)
Net cash flows used in operating activities	(117,616)	(42,524)	(41,166)

Cash flows from financing activities
Proceeds from issuance of common stock	159,023	-	60,000
Net cash flows provided by financing activities	159,023	-	60,000

Increase (decrease) in cash during the period	41,407	(42,524)	18,834

Cash, beginning of period	-	83,931	65,097

Cash, end of period	$ 41,407	$ 41,407	$ 83,931

Supplemental cash flow information

Interest paid in cash	$ -	$ -	$ -

Income taxes paid in cash	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Statements of Stockholders' Equity
Period from March 1, 2003 (commencement of operations) to March 31, 2007
(Expressed in U.S. Dollars)
(Unaudited)

				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	exploration	stockholders'
	Shares	Amount	capital	stage	equity

Issuance of common stock for cash at $0.01 per share	9,902,300	$ 990	$ 98,033	$ -	$ 99,023

Net loss and comprehensive loss for the period	-	-	-	(7,433)	(7,433)

Balance, March 31, 2004	9,902,300	$ 990	$ 98,033	$ (7,433)	$ 91,590

Net loss and comprehensive loss for the year	-	-	-	(32,493)	(32,493)

Balance, March 31, 2005	9,902,300	$ 990	$ 98,033	$ (39,926)	$ 59,097

Issuance of common stock for cash at $0.20 per share	300,000	$ 30	$ 59,970	-	60,000

Net loss and comprehensive loss for the year	-	-	-	(38,944)	(38,944)

Balance, March 31, 2006	10,202,300	$ 1,020	$158,003	$ (78,870)	$ 80,153

Net loss and comprehensive loss for the year	-	-	-	(38,243)	(38,243)

Balance, March 31, 2007	10,202,300	$ 1,020	$158,003	$ (117,113)	$ 41,910

The accompanying notes are an integral part of these financial statements

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to Financial Statements

March 31, 2007 and 2006

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

In view of certain conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern. Management plans to continue to seek other sources of debt and equity financing on favorable terms and expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals. The Company has incurred a loss of $38,243 for the year ended March 31, 2007 and at March 31, 2007 has an accumulated deficit of $117,113. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than normal course of business and at amounts different from those reflected in the accompanying financial statements.

2. Significant Accounting Policies

(a) Principles of Accounting

These financial statements are stated in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

(b) Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As of March 31, 2007 and 2006, cash and cash equivalents consists of cash only.

(c) Mineral Properties and Exploration Expenses

Acquisition and exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at March 31, 2007 and 2006, the Company did not have proven reserves.

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to Financial Statements

March 31, 2007 and 2006

(Expressed in U.S. Dollars)

2. Significant Accounting Policies - Continued

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

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments, since they are short term in nature. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company is operating outside of the

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to Financial Statements

March 31, 2007 and 2006

(Expressed in U.S. Dollars)

2. Significant Accounting Policies - Continued

United States of America and has significant exposure to foreign currency risk due to the fluctuation of the currency in which the Company operates and the U.S. dollar.

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

(j) Asset Retirement Obligations

The Company recognizes a liability for future retirement obligations associated with the Company’s mineral properties. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted rate. This liability is capitalized as part of the cost of the related asset and amortized over its productive life. The liability accretes until the Company settles the obligation. As of March 31, 2007 and 2006, the Company had no asset retirement obligation.

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

The Company has no elements of "other comprehensive income" for the years ended March 31, 2007 and 2006 and the period from March 1, 2003 (commencement of operations) to March 31, 2007.

(l) New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for financial statements as of December 15, 2006. The adoption of FIN 48 is expected to have no impact on the Company's financial statements.

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to Financial Statements

March 31, 2007 and 2006

(Expressed in U.S. Dollars)

2. Significant Accounting Policies - Continued

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

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of applying FAS 159.

3. Mineral Properties and Exploration

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

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to Financial Statements

March 31, 2007 and 2006

(Expressed in U.S. Dollars)

3. Mineral Properties and Exploration - continued

On September 29, 2005, the Company’s Vice President of Exploration staked and recorded a new exploration property on behalf of the Company in north central British Columbia. The Company incurred expenses of $1,800 in the staking and recording of this property.

On November 1, 2005, the Company acquired the Dalvenie Property located near Dease Lake, British Columbia which is comprised of 72 claims units covering approximately 4,446 acres through the Vice President of Exploration for a nominal amount of consideration. The Company has completed a phase one exploration program for the property.

	March 1, 2003
	(Commencement of	Years ended
	operation) to	March 31,
	March 31, 2007	2007	2006
Mineral Exploration Expenses:
(a) Copper Prince Property
Consulting	$23,000	$-	$9,000
Geochemical survery	2,700	-	-
Geophysical survey	4,237	-	4,237
Travel	6,800	-	-
	$36,737	$-	$13,237
(b) Dalvenie Property
Acquisition cost	$1,800	$-	$1,800
Assay fees	1,000	1,000	-
Consulting	5,050	5,050	-
Legal and regulatory	1,000	1,000	-
Travel	3,000	3,000	-
	$11,850	$10,050	$1,800
Total	$48,587	$10,050	$15,037

4. Related party transactions

During the year ended March 31, 2007, the Company incurred $nil (2006: $9,000) mineral exploration consulting fees to an officer of the Company.

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to Financial Statements

March 31, 2007 and 2006

(Expressed in U.S. Dollars)

4. Related party transactions - continued

As of March 31, 2007, $50 (2006: $nil) was due to an officer on expenses incurred for exploration work. Certain directors and officers of the Company provided services to the Company and received nominal compensation for their services.

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

7. Income Taxes

As at March 31, 2007, the Company has estimated net operating losses carryforward for tax purposes of approximately $117,000 (2006 – $76,000) and will expire starting in 2026 through 2027. This amount may be applied against future federal taxable income. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

	2007	2006

Tax loss carryforwards	$ 40,000	$ 26,000
Valuation allowance	(40,000)	(26,000)
	$ -	$ -

The change in the valuation allowance from 2005 to 2006 was an increase of $11,000. The change in the valuation allowance for 2006 and 2007 was an increase of $14,000.

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

Item 8A.  Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being March 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer.  Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.  There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Item 8B.  Other Information

All information required to be disclosed by the Company has been disclosed in the Company’s Form 8K’s filed during the year ended March 31, 2007.

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

Name	Position Held With the Company	Age	Date First Elected or Appointed
Leonard MacMillan	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	58	April 20, 2004
Gerry Diakow	Vice President of Exploration	57	November 15, 2004

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

Resumes

Leonard MacMillan, President, C.E.O., C.F.O., Secretary and Director

Leonard MacMillan was appointed C.F.O., Secretary and Director on April 20, 2004.  Mr. MacMillan was then appointed President and C.E.O. of our company on February 12, 2007.  Mr. MacMillan has been employed continuously as managing director of Resource Management Associates in Vancouver, British Columbia since 1998.  Resource Management Associates is a private management consulting company.  In his capacity as managing director for Resource Management Associates, Mr. MacMillan provides management consulting services to private and public companies in the United States, Canada and Europe.  Mr. MacMillan's services include; providing introductions to sources of equity and debt financing, reviewing and advising on the implementation of business plans, reviewing merger and acquisition targets and conducting market analysis.  Mr. MacMillan is an officer and director of Lexaria Corp.  Lexaria Corp. is a public Nevada company.  Lexaria Corp. is an oil and gas exploration company.  Mr. MacMillan was appointed to his positions with Lexaria Corp. in January, 2005.

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

Board and Committee Meetings

The Board of Directors of the Company held no formal meetings during the year ended March 31, 2007.  All proceedings of the Board of Directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and the By-laws of the Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended March 31, 2007 our only standing committee of the Board of Directors was our audit committee.

Audit Committee

Currently our audit committee consists of our entire Board of Directors.  We currently do not have nominating, compensation committees or committees performing similar functions.  There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal 2006/2007, there were informal meetings held by this Committee.  The business of the Audit Committee was conducted by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the Audit Committee.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended March 31, 2007, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

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

Item 10.  Executive Compensation

Our President, C.E.O., C.F.O. and Secretary, Mr. Leonard MacMillan, has agreed to act in those capacities without compensation until authorized by the board of directors , which is not expected to occur until we have generated revenues from operations.  Our Vice President of Exploration, Mr. Gerry Diakow was paid a monthly retainer of $1,000 during the year ended March 31, 2005 and a monthly retainer of $1,000 during the period April 1, 2005 to December 31, 2005.  This retainer was paid in recognition of the ongoing work Mr. Diakow does in sourcing and appraising potential exploration property prospects on our behalf.  Our officers and directors are not accruing any compensation pursuant to any agreement with us.  We have not authorized any securities for issuance under equity compensation plans.

SUMMARY COMPENSATION TABLE
Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Comp- ensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Option/SARs (#)	LTIP Payouts ($)	All Other Comp- ensation ($)
Gerald J. Shields, President, C.E.O. and Director	2005 2006	$0.00 $0.00	$0.00 $0.00	$0.00 $0.00	$0.00 $0.00	0 0	$0.00 $0.00	$0.00 $0.00
Leonard MacMillan, C.F.O., Secretary and Director	2005 2006	$0.00 $0.00	$0.00 $0.00	$0.00 $0.00	$0.00 $0.00	0 0	$0.00 $0.00	$0.00 $0.00
Gerry Diakow, Vice President of Exploration	2005 2006	$0.00 $0.00	$0.00 $0.00	$12,000 $9,000	$0.00 $0.00	0 0	$0.00 $0.00	$12,000 $9,000

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

Compensation Of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings.  We did not pay director's fees or other cash compensation for services rendered as a director in the year ended March 31, 2007.

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

Employment Contracts

During the fiscal year ended March 31, 2006, we paid consulting fees of $9,000 to Gerry Diakow for consulting services he provided to our company.  No consulting fees were paid during our fiscal year ended March 31, 2007.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 22, 2007, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Leonard MacMillan Suite 1002 1122 Gilford Street Vancouver, B.C., V6G 2P5 Officer and Director	5,600 shares Direct Ownership	0.05%
Common	Gerry Diakow 1537 – 54th Street Tsawwassen, B.C. V4M 3H6 Vice President of Exploration	No Shares Owned	0.0%
Common	Graham Crabtree 294 Heywood House Anguilla, B.W.I.	1,000,000 shares Direct Ownership	9.8%
Common	Kevin Bell 1160 - 20th Avenue Prince George, B.C.	750,000 shares Direct Ownership	7.35%
Common	Katrin Braun 8095 - 170th Street Surrey, B.C. V4N 4Y7	750,000 shares Direct Ownership	7.35%
Common	Lloyd Blackmore 18 Queens Street St. Georges, Bermuda	750,000 shares Direct Ownership	7.35%
Common	Gerald R. Tuskey 2522 Mathers Avenue West Vancouver, B.C. V7V 2J1	3,000,000 shares Direct Ownership	29.40%
Common	Ryan Bateman 27 Reid Street Hamilton, Bermuda HM11	750,000 shares Direct Ownership	7.35%
Common	Lyn Bell 3000 The Technology Campus P.O. Box 213 Anguilla, B.W.I.	800,000 shares Direct Ownership	7.84%

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

Item 12.  Certain Relationships and Related Transactions and Director Independence

Except for related party transactions disclosed elsewhere, we have not entered into any related party transactions.  Our officers and directors are not related by blood or marriage.  Our former President and C.E.O., Mr. Gerald Tuskey, our President, C.E.O., C.F.O. and Secretary, Mr. Leonard MacMillan may be defined as promoters of our company based on their initiative in organizing and developing the business of our company.  Mr. Tuskey and Mr. MacMillan have not received any asset of value including money, property, contracts, options or rights directly or indirectly from our company.  Mr. MacMillan has purchased shares in our company at a price of $0.01 per share.

Director Independence

Our company has one member on its board of directors.  We consider a director to be “independent” if that person serves only as a member of our board of directors and is not otherwise employed by our company as an employee, officer or consultant.  Mr. Leonard MacMillan serves as our company’s President, Chief Executive Officer and Chief Financial Officer.  Mr. MacMillan does not receive cash compensation for acting in his capacities as President, C.E.O. and C.F.O., however, he is not considered independent.

Item 13.  Exhibits and Reports on Form 8-K.

(A)

Exhibits

Exhibits required by Item 601 of Regulation S-B:

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference from our Form 10-SB filed on October 7, 2004)
3.2	Bylaws (incorporated by reference from our Form 10-SB filed on October 7, 2004)
13.1	Form 10QSB for the Quarter ended June 30, 2006, filed on August 14, 2006, incorporated herein by reference.
13.2	Form 10QSB for the Quarter ended September 30, 2006, filed on November 13, 2006, incorporated herein by reference.
13.3	Form 10QSB for the Quarter ended December 31, 2006, filed on February 13, 2007, incorporated herein by reference.
31.1	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Leonard MacMillan
32.1	Section 906 Certification under Sarbanes-Oxley Act of 2002

Item 14.  Principal Accountant Fees and Services

Audit Fees

For the fiscal year ended March 31, 2007, the aggregate fees billed or accrued by Peterson Sullivan PLLC for professional services rendered for the audit of our annual financial statements and review of the financial statements including our Quarterly Reports on Form 10-QSB were $11,500.  For the fiscal year ended March 31, 2006, the aggregate fees billed or accrued by Peterson Sullivan PLLC for professional services rendered for the audit of our annual financial statements and review of the financial statements including our Quarterly Reports on Form 10-QSB were $8,000 and by Ernst & Young, LLP were $6,300.

Audit Related Fees

For the period ended March 31, 2007, the aggregate fees billed for assurance and related services by Peterson Sullivan PLLC relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0.00.  For the period ended March 31, 2006, the aggregate fees billed for assurance and related services by Peterson Sullivan PLLC and Ernst & Young, LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $nil.

Tax Fees

For the period ended March 31, 2007, the aggregate fees billed by Peterson Sullivan PLLC for other non-audit professional services, other than those services listed above, are expected to be $2,450.  For the period ended March 31, 2006, the aggregate fees billed by Peterson Sullivan PLLC for other non-audit professional services, other than those services listed above, are expected to be $6,000.

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

TREND TECHNOLOGY CORPORATION

Dated:  June 26, 2007

Per:

/s/Leonard MacMillan

Leonard MacMillan,

President, C.E.O., C.F.O., Secretary

and Director (Principal Financial Officer

and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Company and in the capacities and on the dates indicated.

Dated:  June 26, 2007

Per:

/s/Leonard MacMillan

Leonard MacMillan,

President, C.E.O., C.F.O., Secretary

and Director (Principal Financial Officer

and Principal Accounting Officer)