Form 10QSB
period 2007-06-30
TREND TECHNOLOGY CORP
filed 2007-08-13
CIK 1137239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

Commission file Number:  000-50978

TREND TECHNOLOGY CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0343712

(I.R.S. Employer Identification Number)

Suite 501, 1166 Alberni Street

Vancouver, British Columbia, V6E 3Z3  Canada

 (Address of principal executive offices)

(604) 681-9588

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

(check one):  Yes [  ]    No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:    10,202,300 common shares as of August 10, 2007

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

TREND TECHNOLOGY CORPORATION

INDEX

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Unaudited Balance Sheet as of June 30, 2007

Unaudited Statements of Operations for the periods ended June 30, 2007 and 2006 and for the period from March 1, 2003 to June 30, 2007

Unaudited Statement of Stockholders' Equity for the period ended June 30, 2007

Unaudited Statements of Cash Flows for the periods ended June 30, 2007 and 2006 and for the period from March 1, 2003 to June 30, 2007

Condensed Notes to Financial Statements

Item 2

Plan of Operation

Item 3

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1

Legal Proceedings

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3

Defaults Upon Senior Securities

Item 4

Submission of Matters to a Vote of Security Holders

Item 5

Other Information

Item 6

Exhibits and Reports on Form 8K

SIGNATURES

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

June 30, 2007

Index

Balance Sheet

Statements of Operations

Statements of Stockholders’ Equity

Statements of Cash Flows

Condensed Notes to Financial Statements

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Balance Sheet
(Expressed in U.S. Dollars)
(Unaudited)

June 30,
2007

ASSETS

Current Assets
Cash	$39,038
Prepaid expenses	1,237
Total Current Assets	40,275

Total Assets	$40,275

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,459

STOCKHOLDERS' EQUITY
Capital Stock
Authorized:
100,000,000 shares of common stock with a par value of $0.0001
Issued and outstanding:
10,202,300 shares of common stock	1,020

Additional paid-in capital	158,003
Deficit accumulated during the exploration stage	(121,207)
Total Stockholders' Equity	37,816

Total liabilities and stockholders’ equity	$40,275

The accompanying notes are an integral part of these financial statements.

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	March 1, 2003	Three	Three
	(commencement	Months	Months
	of operation)	Ended	Ended
	to June 30,	June 30,	June 30,
	2007	2007	2006

Expenses
Bank charges and exchange loss	$ 3,662	$ 25	$ 25
Filing and transfer agent fees	9,801	502	1,064
Office and miscellaneous	10,869	2,306	1,652
Mineral exploration (Note 5)	48,587	-	-
Professional fees	47,847	1,261	2,442
Travel expenses	441	-	-
Total expenses	$ 121,207	$ 4,094	$ 5,183

Net loss for the period	$ (121,207)	$ (4,094)	$ (5,183)

Loss per shares - basic and diluted		$ (0.00)	$ (0.00)

Weighted average number of shares
outstanding - basic and diluted		10,202,300	10,202,300

The accompanying notes are an integral part of these financial statements.

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	March 1, 2003	Three	Three
	(commencement	Months	Months
	of operation)	Ended	Ended
	to June 30,	June 30,	June 30,
	2007	2007	2006

Cash flows from (used in) operating activities
Net loss for the period	$ (121,207)	$ (4,094)	$ (5,183)
Adjustments to reconcile net loss to net cash
used in operating activities :
Prepaid expenses	(1,237)	413	(10,000)
Accounts payable and accrued expenses	2,459	1,312	859
Net cash flows used in operating activities	(119,985)	(2,369)	(14,324)

Cash flows from financing activities
Proceeds from issuance of common stock	159,023	-	-
Net cash flows provided by financing activities	159,023	-	-

Increase (decrease) in cash during the period	39,038	(2,369)	(14,324)

Cash, beginning of period	-	41,407	83,931

Cash, end of period	$ 39,038	$ 39,038	$ 69,607

Supplemental cash flow information

Interest paid in cash	$ -	$ -	$ -

Income taxes paid in cash	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Statements of Stockholders' Equity
Period from March 1, 2003 (commencement of operations) to June 30, 2007
(Expressed in U.S. Dollars)
(Unaudited)

				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	exploration	stockholders'
	Shares	Amount	capital	stage	equity

Issuance of common stock for cash at $0.01 per share	9,902,300	$ 990	$ 98,033	$ -	$ 99,023

Net loss and comprehensive loss for the period	-	-	-	(7,433)	(7,433)

Balance, March 31, 2004	9,902,300	990	98,033	(7,433)	91,590

Net loss and comprehensive loss for the year	-	-	-	(32,493)	(32,493)

Balance, March 31, 2005	9,902,300	990	98,033	(39,926)	59,097

Issuance of common stock for cash at $0.20 per share	300,000	30	59,970	-	60,000

Net loss and comprehensive loss for the year	-	-	-	(38,944)	(38,944)

Balance, March 31, 2006	10,202,300	1,020	158,003	(78,870)	80,153

Net loss and comprehensive loss for the year	-	-	-	(38,243)	(38,243)

Balance, March 31, 2007	10,202,300	1,020	158,003	(117,113)	41,910

Net loss and comprehensive loss for the period	-	-	-	(4,094)	(4,094)

Balance, June 30, 2007	10,202,300	$ 1,020	$158,003	$ (121,207)	$ 37,816

The accompanying notes are an integral part of these financial statements

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Condensed notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

June 30, 2007

1.

Incorporation and Continuance of Operations

The Company was formed on February 16, 2001 under the laws of the State of Nevada and commenced operations on March 1, 2003.  It is engaged in the acquisition and exploration of mineral properties.  The Company has an office in Vancouver, British Columbia, Canada.  The Company had no operations before March 1, 2003.

2.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instruction from Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in the audited financial statements and should be read in conjunction with the Company’s audited financial statements for fiscal year ended March 31, 2007 filed with the United States Securities and Exchange Commission. The result of operations for the interim periods presented is not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited interim balance sheet, statements of operations, stockholders’ equity and cash flows reflected all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at June 30, 2007, and the results of operations and cash flows for the three months ended June 30, 2007, and for the period from March 1, 2003 (Date of Incorporation) to June 30, 2007.

3.

Going Concern Matters

In view of certain conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern. Management plans to continue to seek other sources of debt and equity financing on favorable terms and expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals. The Company has incurred a loss of $4,094 for the three months ended June 30, 2007 and at June 30, 2007 has an accumulated deficit of $121,207. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than normal course of business and at amounts different from those reflected in the accompanying financial statements.

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Condensed notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

June 30, 2007

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

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Condensed notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

June 30, 2007

5. Mineral Properties and Exploration - Continued

	March 1, 2003
	(Commencement of	Three months ended
	operation) to	June 30,
	June 30, 2007	2007	2006
Mineral Exploration Expenses:
(a) Copper Prince Property
Consulting	$23,000	$-	$-
Geochemical survery	2,700	-	-
Geophysical survey	4,237	-	-
Travel	6,800	-	-
	$36,737	$-	$-
(b) Dalvenie Property
Acquisition cost	$1,800	$-	$-
Assay fees	1,000	-	-
Consulting	5,050	-	-
Legal and regulatory	1,000	-	-
Travel	3,000	-	-
	$11,850	$-	$-
Total	$48,587	$10,050	$15,037

6.

Related Party Transactions

As of June 30, 2007, $50 was due to an officer on expenses incurred for exploration work. Certain directors and officers of the Company provided services to the Company and received nominal compensation for their services.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Condensed notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

June 30, 2007

7.

New Accounting Pronouncements

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

PLAN OF OPERATION

The following Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below.  Trend Technology Corporation (the “Company”, “we”, or “us”) actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the unaudited financial statements and notes thereto and the Plan of Operation included in this quarterly report on Form 10-QSB for the quarter ended June 30, 2007.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2007.  In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment.  Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls.  Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2007, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

DEFAULTS UPON SENIOR SECURITIES

None

Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5

OTHER INFORMATION

None

Item 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

31

Section 302 Certification of C.E.O. and C.F.O.

32

Section 906 Certification

(b)

Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREND TECHNOLOGY CORPORATION

Dated:  August 10, 2007

Per:

/s/Leonard MacMillan

Leonard MacMillan,

President, C.E.O. and Director