Form 10QSB
period 2007-09-30
TREND TECHNOLOGY CORP
filed 2007-11-14
CIK 1137239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

(check one):  Yes [  ]    No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:    20,404,600 common shares as of November 13, 2007

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

TREND TECHNOLOGY CORPORATION

INDEX

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Unaudited Balance Sheet as of September 30, 2007

Unaudited Statements of Operations for the three and six month periods ended September 30, 2007 and 2006 and for the period from March 1, 2003 to September 30, 2007

Unaudited Statement of Stockholders' Equity for the period from March 1, 2003 to September 30, 2007

Unaudited Statements of Cash Flows for the six month periods ended September 30, 2007 and 2006 and for the period from March 1, 2003 to September 30, 2007

Condensed Notes to Financial Statements

Item 2

Plan of Operation

Item 3

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1

Legal Proceedings

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3

Defaults Upon Senior Securities

Item 4

Submission of Matters to a Vote of Security Holders

Item 5

Other Information

Item 6

Exhibits and Reports on Form 8K

SIGNATURES

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

September 30, 2007

Index

Balance Sheet

Statements of Operations

Statements of Stockholders’ Equity

Statements of Cash Flows

Condensed Notes to Financial Statements

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Balance Sheet
(Expressed in U.S. Dollars)
(Unaudited)

September 30,
2007

ASSETS

Current Assets
Cash	$28,598
Prepaid expenses	825
Total Current Assets	29,423

Total Assets	$29,423

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,470

STOCKHOLDERS' EQUITY
Capital Stock
Authorized:
100,000,000 shares of common stock with a par value of $0.0001
Issued and outstanding:
20,404,600 shares of common stock	2,040

Additional paid-in capital	156,983
Deficit accumulated during the exploration stage	(132,070)
Total Stockholders' Equity	26,953

Total liabilities and stockholders’ equity	$29,423

The accompanying notes are an integral part of these financial statements.

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	March 1, 2003	Three	Three	Six	Six
	(commencement	Months	Months	Months	Months
	of operation)	Ended	Ended	Ended	Ended
	to September 30,	September 30,	September 30,	September 30,	September 30,
	2007	2007	2006	2007	2006

Expenses
Bank charges and exchange loss	$ 3,685	$ 23	$ 23	$ 48	$ 48
Filing and transfer agent fees	10,214	413	345	915	1,409
Office and miscellaneous	12,625	1,756	2,002	4,062	3,654
Mineral exploration (Note 5)	48,587	-	10,050	-	10,050
Professional fees	56,518	8,671	4,965	9,932	7,407
Travel expenses	441	-	-	-	-
Total expenses	132,070	10,863	17,385	14,957	22,568

Net loss for the period	$ (132,070)	$ (10,863)	$ (17,385)	$ (14,957)	$ (22,568)

Loss per shares - basic and diluted		$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares
outstanding - basic and diluted		20,404,600	20,404,600	20,404,600	20,404,600

The accompanying notes are an integral part of these financial statements.

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	March 1, 2003	Six	Six
	(commencement	Months	Months
	of operation)	Ended	Ended
	to September 30,	September 30,	September 30,
	2007	2007	2006

Cash flows from (used in) operating activities
Net loss for the period	$ (132,070)	$ (14,957)	$ (22,568)
Adjustments to reconcile net loss to net cash
used in operating activities :
Prepaid expenses	(825)	825	-
Accounts payable and accrued expenses	2,470	1,323	221
Net cash flows used in operating activities	(130,425)	(12,809)	(22,347)

Cash flows from financing activities
Proceeds from issuance of common stock	159,023	-	-
Net cash flows provided by financing activities	159,023	-	-

Increase (decrease) in cash during the period	28,598	(12,809)	(22,347)

Cash, beginning of period	-	41,407	83,931

Cash, end of period	$ 28,598	$ 28,598	$ 61,584

Supplemental cash flow information

Interest paid in cash	$ -	$ -	$ -

Income taxes paid in cash	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Statements of Stockholders' Equity
Period from March 1, 2003 (commencement of operations) to September 30, 2007
(Expressed in U.S. Dollars)
(Unaudited)

				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	exploration	stockholders'
	Shares	Amount	capital	stage	equity

Issuance of common stock for cash at $0.01 per share	19,804,600	$ 1,980	$ 97,043	$ -	$ 99,023

Net loss and comprehensive loss for the period	-	-	-	(7,433)	(7,433)

Balance, March 31, 2004	19,804,600	1,980	97,043	(7,433)	91,590

Net loss and comprehensive loss for the year	-	-	-	(32,493)	(32,493)

Balance, March 31, 2005	19,804,600	1,980	97,043	(39,926)	59,097

Issuance of common stock for cash at $0.20 per share	600,000	60	59,940	-	60,000

Net loss and comprehensive loss for the year	-	-	-	(38,944)	(38,944)

Balance, March 31, 2006	20,404,600	2,040	156,983	(78,870)	80,153

Net loss and comprehensive loss for the year	-	-	-	(38,243)	(38,243)

Balance, March 31, 2007	20,404,600	2,040	156,983	(117,113)	41,910

Net loss and comprehensive loss for the period	-	-	-	(14,957)	(14,957)

Balance, September 30, 2007	20,404,600	$ 2,040	$156,983	$ (132,070)	$ 26,953

The accompanying notes are an integral part of these financial statements

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Condensed notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

September 30, 2007

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

The accompanying unaudited interim balance sheet, statements of operations, stockholders’ equity and cash flows reflected all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at September 30, 2007, and the results of operations and cash flows for the six months ended September 30, 2007, and for the period from March 1, 2003 (Date of Incorporation) to September 30, 2007.

3. Going Concern Matters

In view of certain conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern. Management plans to continue to seek other sources of debt and equity financing on favorable terms and expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals. The Company has incurred a loss of $14,957 for the six months ended September 30, 2007 and at September 30, 2007 has an accumulated deficit of $132,070. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than normal course of business and at amounts different from those reflected in the accompanying financial statements.

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Condensed notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

September 30, 2007

4. Earnings per share

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements. Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  All per share and per share information are adjusted retroactively to reflect stock splits (note 7) and changes in par value, when applicable.  All loss per share amounts in the financial statements are basic loss per share because the inclusion of stock options and warrants outstanding would be antidilutive.

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

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Condensed notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

September 30, 2007

5. Mineral Properties and Exploration – Continued

	March 1, 2003
	(Commencement of	Three months ended		Six months ended
	operation) to	September 30,		September 30,
	September 30, 2007	2007	2006	2007	2006
Mineral Exploration Expenses:
(a) Copper Prince Property
Consulting	$23,000	$-	$-	$-	$-
Geochemical survery	2,700	-	-	-	-
Geophysical survey	4,237	-	-	-	-
Travel	6,800	-	-	-	-
	$36,737	$-	$-	$-	$-
(b) Dalvenie Property
Acquisition cost	$1,800	$-	$-	$-	$-
Assay fees	1,000	-	1,000	-	1,000
Consulting	5,050	-	5,050	-	5,050
Legal and regulatory	1,000	-	1,000	-	1,000
Travel	3,000	-	3,000	-	3,000
	$11,850	$-	$10,050	$-	$10,050
Total	$48,587	$10,050	$10,050	$-	$10,050

6. Related Party Transactions

As of September 30, 2007, $50 was due to an officer on expenses incurred for exploration work. Certain directors and officers of the Company provided services to the Company and received nominal compensation for their services.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Condensed notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

September 30, 2007

7. Share Capital

On September 26, 2007, the Company completed a forward common stock split of 2 new shares for 1 outstanding old share. The financial statements have been retroactively restated to reflect the split.

8. New Accounting Pronouncements

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Adoption of FAS No. 159 does not have any impact on the Company’s financial statements.

PLAN OF OPERATION

The following Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below.  Trend Technology Corporation (the “Company”, “we”, or “us”) actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the unaudited financial statements and notes thereto and the Plan of Operation included in this quarterly report on Form 10-QSB for the quarter ended September 30, 2007.

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

No Phase 2 exploration program is currently planned.  A Phase 2 exploration program is contingent upon prospective exploration results from our Phase 1 program.  In September, 2007 we allowed the Dalvenie #1-4 claims to lapse as we plan no further exploration on these non-core claims.

ITEM 3. - Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2007.  In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment.  Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls.  Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2007, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

DEFAULTS UPON SENIOR SECURITIES

None

Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5

OTHER INFORMATION

By directors’ consent resolutions dated September 14, 2007, the Issuer forward split its 10,202,300 issued and outstanding common shares on a one for two basis, resulting in the Issuer having 20,404,600 issued and outstanding common shares which went effective on September 26, 2007.

Item 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

31

Section 302 Certification of C.E.O. and C.F.O.

32

Section 906 Certification

(b)

Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREND TECHNOLOGY CORPORATION

Dated:  November 13, 2007

Per:

/s/Leonard MacMillan

Leonard MacMillan,

President, C.E.O. and Director