Form 10QSB
period 2007-12-31
TREND TECHNOLOGY CORP
filed 2008-02-13
CIK 1137239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

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

(check one):  Yes [  ]    No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:    20,404,600 common shares as of February 12, 2008

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

TREND TECHNOLOGY CORPORATION

INDEX

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Unaudited Balance Sheet as of December 31, 2007

Unaudited Statements of Operations for the three and nine month periods ended December 31, 2007 and 2006 and for the period from March 1, 2003 to December 31, 2007

Unaudited Statement of Stockholders' Equity for the period from March 1, 2003 to December 31, 2007

Unaudited Statements of Cash Flows for the nine month periods ended December 31, 2007 and 2006 and for the period from March 1, 2003 to December 31, 2007

Condensed Notes to Financial Statements

Item 2

Plan of Operation

Item 3

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1

Legal Proceedings

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3

Defaults Upon Senior Securities

Item 4

Submission of Matters to a Vote of Security Holders

Item 5

Other Information

Item 6

Exhibits and Reports on Form 8K

SIGNATURES

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

December 31, 2007

Index

Balance Sheet

Statements of Operations

Statements of Stockholders’ Equity

Statements of Cash Flows

Condensed Notes to Financial Statements

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Balance Sheet
(Expressed in U.S. Dollars)

December 31,
2007
(Unaudited)
ASSETS

Current Assets
Cash	$20,451
Prepaid expenses	413
Total Current Assets	20,864

Total Assets	$20,864

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$4,915

STOCKHOLDERS' EQUITY
Capital Stock
Authorized:
100,000,000 shares of common stock with a par value of $0.0001
Issued and outstanding:
20,404,600 shares of common stock	2,040

Additional paid-in capital	156,983
Deficit accumulated during the exploration stage	(143,074)
Total Stockholders' Equity	15,949

Total liabilities and stockholders’ equity	$20,864

The accompanying notes are an integral part of these financial statements.

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	March 1, 2003	Three	Three	Nine	Nine
	(commencement	Months	Months	Months	Months
	of operation)	Ended	Ended	Ended	Ended
	to December 31,	December 31,	December 31,	December 31,	December 31,
	2007	2007	2006	2007	2006

Expenses
Bank charges and exchange loss	$ 3,709	$ 24	$ 22	$ 72	$ 70
Filing and transfer agent fees	12,417	2,203	320	3,118	1,729
Office and miscellaneous	14,597	1,972	1,998	6,034	5,652
Mineral exploration (Note 5)	48,587	-	-	-	10,050
Professional fees	63,323	6,805	10,888	16,737	18,295
Travel expenses	441	-	-	-	-
Total expenses	$ 143,074	$ 11,004	$ 13,228	$ 25,961	$ 35,796

Net loss for the period	$ (143,074)	$ (11,004)	$ (13,228)	$ (25,961)	$ (35,796)

Loss per shares - basic and diluted		$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares
outstanding - basic and diluted		20,404,600	20,404,600	20,404,600	20,404,600

The accompanying notes are an integral part of these financial statements.

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Statements of Stockholders' Equity
Period from March 1, 2003 (commencement of operations) to December 31, 2007
(Expressed in U.S. Dollars)
(Unaudited)

				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	exploration	stockholders'
	Shares	Amount	capital	stage	equity

Issuance of common stock for cash at $0.01 per share	19,804,600	$1,980	$ 97,043	$ -	$ 99,023

Net loss and comprehensive loss for the period	-	-	-	(7,433)	(7,433)

Balance, March 31, 2004	19,804,600	1,980	97,043	(7,433)	91,590

Net loss and comprehensive loss for the year	-	-	-	(32,493)	(32,493)

Balance, March 31, 2005	19,804,600	1,980	97,043	(39,926)	59,097

Issuance of common stock for cash at $0.20 per share	600,000	60	59,940	-	60,000

Net loss and comprehensive loss for the year	-	-	-	(38,944)	(38,944)

Balance, March 31, 2006	20,404,600	2,040	156,983	(78,870)	80,153

Net loss and comprehensive loss for the year	-	-	-	(38,243)	(38,243)

Balance, March 31, 2007	20,404,600	2,040	156,983	(117,113)	41,910

Net loss and comprehensive loss for the period	-	-	-	(25,961)	(25,961)

Balance, December 31, 2007	20,404,600	$2,040	$156,983	$ (143,074)	$ 15,949

The accompanying notes are an integral part of these financial statements

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	March 1, 2003	Nine	Nine
	(commencement	Months	Months
	of operation)	Ended	Ended
	to December 31,	December 31,	December 31,
	2007	2007	2006

Cash flows from (used in) operating activities
Net loss for the period	$ (143,074)	$ (25,961)	$ (35,796)
Adjustments to reconcile net loss to net cash
used in operating activities :
Prepaid expenses	(413)	1,237
Accounts payable and accrued expenses	4,915	3,768	8,113
Net cash flows used in operating activities	(138,572)	(20,956)	(27,683)

Cash flows from financing activities
Proceeds from issuance of common stock	159,023	-	-
Net cash flows provided by financing activities	159,023	-	-

Increase (decrease) in cash during the period	20,451	(20,956)	(27,683)

Cash, beginning of period	-	41,407	83,931

Cash, end of period	$ 20,451	$ 20,451	$ 56,248

Supplemental cash flow information

Interest paid in cash	$ -	$ -	$ -

Income taxes paid in cash	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Condensed notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

December 31, 2007

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

The accompanying unaudited interim balance sheet, statements of operations, stockholders’ equity and cash flows reflected all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at December 31, 2007, and the results of operations and cash flows for the nine months ended December 31, 2007, and for the period from March 1, 2003 (Date of Commencement) to December 31, 2007.

3.

Going Concern Matters

In view of certain conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern. Management plans to continue to seek other sources of debt and equity financing on favorable terms and expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals. The Company has incurred a loss of $25,961 for the nine months ended December 31, 2007 and at December 31, 2007 has an accumulated deficit of $143,074. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than normal course of business and at amounts different from those reflected in the accompanying financial statements.

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Condensed notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

December 31, 2007

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

On September 29, 2005, the Company’s Vice President of Exploration staked and recorded a new exploration property (the “Dalvenie Property”) on behalf of the Company in north central British Columbia. The Company incurred expenses of $1,800 in the staking and recording of the Dalvenie Property.

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

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Condensed notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

December 31, 2007

5. Mineral Properties and Exploration – Continued

	March 1, 2003
	(Commencement of	Three months ended		Six months ended
	operation) to	December 31,		December 31,
	December 31, 2007	2007	2006	2007	2006
Mineral Exploration Expenses:
(a) Copper Prince Property
Consulting	$23,000	$-	$-	$-	$-
Geochemical survery	2,700	-	-	-	-
Geophysical survey	4,237	-	-	-	-
Travel	6,800	-	-	-	-
	$36,737	$-	$-	$-	$-
(b) Dalvenie Property
Acquisition cost	$1,800	$-	$-	$-	$-
Assay fees	1,000	-	-	-	1,000
Consulting	5,050	-	-	-	5,050
Legal and regulatory	1,000	-	-	-	1,000
Travel	3,000	-	-	-	3,000
	$11,850	$-	$-	$-	$10,050
Total	$48,587	$-	$-	$-	$10,050

 6.

Related Party Transactions

As of December 31, 2007, $50 was due to an officer on expenses incurred for exploration work in 2006.  Certain directors and officers of the Company provided services to the Company and received nominal compensation for their services.

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

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Condensed notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

December 31, 2007

8.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have an impact on the Company.

PLAN OF OPERATION

The following Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below.  Trend Technology Corporation (the “Company”, “we”, or “us”) actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the unaudited financial statements and notes thereto and the Plan of Operation included in this quarterly report on Form 10-QSB for the quarter ended December 31, 2007.

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

Completed Phase 1 Work

Before commencing Phase 1 work on the Dalvenie Property in the second quarter of 2006, the Company added six additional claims in this area to the original five claims which comprised our Dalvenie Property.  As of February, 2008, our Dalvenie Property consists of 3,376.567 hectares or 7,428 acres (11.6 square miles).  The claims comprising the Dalvenie Property are as follows:

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2007.  In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment.  Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls.  Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of December 31, 2007, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

(b)

Changes in internal controls.

There were no changes in the Company's internal controls or other factors that could affect the Company's internal controls subsequent to the date of their evaluation.

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

TREND TECHNOLOGY CORPORATION

Dated:  February 12, 2008

Per:

/s/Leonard MacMillan

Leonard MacMillan,

President, C.E.O. and Director