Form 10-K
period 2008-03-31
TREND TECHNOLOGY CORP
filed 2008-07-11
CIK 1137239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[xx]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2008

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

Commission file Number:  000-50978

TREND TECHNOLOGY CORPORATION

(Name of small business issuer in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0343712

(I.R.S. Employer Identification Number)

Suite 1210, 777 Hornby Street

Vancouver, British Columbia, V6Z 1S4

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

(check one):  Yes [  ]    No [ X ]

The Issuer's revenues for its fiscal year ended March 31, 2008 were $0.00.

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

20,393,400 common shares @ $0.25 (1) = $5,098,350

(1)  Last closing price on July 3, 2008 was (Bid)$0.25 and (Ask)$1.50.

On July 3, 2008, the number of shares outstanding of the registrant's Common Stock was 20,404,600.

Transitional Small Business Disclosure Format (Check one):  Yes ____; No __X__

PART I

BUSINESS

Item 1.  Description of Business

Business Development

Trend Technology Corporation (the “Company”, “we”, or “us”) was incorporated on February 16, 2001 under the laws of the State of Nevada.  Gerald R. Tuskey became President, C.E.O., C.F.O. and director of our company on November 2, 2003 and acted in those capacities until April 20, 2004.  On March 31, 2004, Mr. Tuskey was issued 3,000,000 shares of our company in consideration for US$30,000.  Mr. Tuskey owns 29.40% of our company’s issued shares.  On April 20, 2004, Mr. Tuskey was replaced as President and C.E.O. by Mr. Gerald Shields.  On April 20, 2004, Mr. Leonard MacMillan was also appointed C.F.O., Secretary and a director of our company.  On March 31, 2004, Mr. Shields was issued 50,000 common shares of our company in consideration for US$500.  On March 31, 2004, Mr. MacMillan was issued 5,600 common shares of our company in consideration for US$56.  On February 12, 2007, Mr. Gerald Shields resigned as President, C.E.O. and director of our company and Mr. Leonard MacMillan was appointed President and C.E.O. to replace Mr. Shields.

During the period March, 2003 to September, 2003, we scouted locations in British Columbia for the potential staking of claims.  During the period October to December, 2003, we raised seed capital totaling $99,023 from 54 subscribers under Regulation S and Regulation D private placement exemptions.  In October, 2005, we raised a further $60,000 from one subscriber under a Regulation S private placement.  During the period January, 2004 to March, 2004, the Copper Prince property in South Central British Columbia was staked and comprised 35 claim units covering approximately 2,162 acres.  This acquisition was the first material business which we undertook.  In September, 2005, we staked the Dalvenie Property in North Central British Columbia near Dease Lake.  We are a mineral exploration company.

We have not been involved in any bankruptcy, receivership or similar proceedings.

Our Principal Products and Their Markets

We are a junior mineral exploration company.  We staked and held the Copper Prince property in South Central British Columbia which consisted of one four post claim and 19 two post claims comprising a total of 35 claim units covering approximately 2,162 acres.  We completed a comprehensive technical report on our Copper Prince property.  We completed phase one and two work programs on the Copper Prince property.  Our exploration results were not significant enough to warrant a phase three program on this property and we have let our Copper Prince property lapse.

In September, 2005, we acquired our Dalvenie Property in North Central British Columbia near Dease Lake.  The Dalvenie Property comprised 72 claim units covering approximately 4,446 acres.  The Dalvenie Property was staked on behalf of the Company by the Company’s Vice President of Exploration, Mr. Gerry Diakow.  We completed a phase one work program on the Dalvenie Property in 2006.  We currently do not plan a phase two program on this property and have let our Dalvenie Property claims lapse.

Distribution Methods of Our Products and Services

We are a mineral exploration company and are not in the business of distributing any products or services.

Status of Any Publicly Announced New Product or Service

We have no plans for new products or services that we do not already offer.

Competitive Business Conditions and Our Competitive Position in the Industry and Methods of Competition

Vast areas of Western Canada and the U.S. Pacific Northwest have been explored and in some cases staked through mineral exploration programs.  Vast areas also remain unexplored.  The cost of staking and re-staking new mineral claims and the costs of most phase one exploration programs are relatively modest.  Additionally, in many more prospective areas, extensive literature is readily available with respect to previous exploration activities.  These facts make it possible for a junior mineral exploration company such as ours to be very competitive with other similar companies.  In effect, we are also competitive with senior companies who are doing grass roots exploration.  In the event our exploration activities uncover prospective mineral showings, we anticipate being able to attract the interest of better financed industry partners to assist on a joint venture basis in more extensive exploration.  We are at a competitive disadvantage compared to established mineral exploration companies when it comes to being able to complete extensive exploration programs on claims which we hold or may hold in the future.  If we are unable to raise capital to pay for extensive claim exploration, we will be required to enter into joint ventures with industry partners which will result in our interest in our claims being substantially diluted.  Currently, we do not have sufficient funds for further exploration.

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

In the event mining claims which we acquire in the future prove to host viable ore bodies, we would likely sell or lease the deposit to a company whose business is the extraction and treatment of ore.  This company would undertake the sale of metals or concentrates and pay us a net smelter royalty as specified in a future lease agreement.  All responsibility for government approvals pertaining to mining methods, environmental impacts and reclamation would be the responsibility of this contractor.  All costs to obtain the necessary government approvals would be factored into technical and viability studies in advance of a decision being made to proceed with development of an ore body.

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

Costs and effects of compliance with environmental laws (federal, state and local)

At the present time, our costs of compliance with environmental laws are minimal.  In the event that claims which we may acquire in the future host a viable ore body, the costs and affects of compliance with environmental laws will be incorporated in the exploration plan for these claims.  These exploration plans will be prepared by qualified mining engineers.

Number of total employees and number of full time employees

We currently have two part time employees, namely Mr. Leonard MacMillan, our President, C.E.O., C.F.O. and Secretary and Mr. Gerry Diakow, our Vice-President of Exploration.

Item 2.  Description of Property

Office Premises

We are currently operating from offices at Suite 1210, 777 Hornby Street, Vancouver, B.C., V6Z 1S4, Canada.  We do not own any real property or significant assets.  Our office space is provided to us at no cost by a shareholder of the Company.  We are not a party to any lease.  Our agreement to provide office space at no cost is discretionary and may be terminated at any time without notice.  It is anticipated that this arrangement will remain until we are able to generate revenue from operations and require additional office space for new employees.  Management believes that this space will meet our needs for the next 12 months.

Mining Properties

Our company held and explored the Copper Prince property in south central British Columbia and the Dalvenie Property in north central British Columbia.  Our exploration programs on these properties did not generate sufficiently encouraging results to warrant further exploration.  We hold no current mineral exploration properties.  We are currently seeking additional capital to permit us to stake or option further mineral exploration properties.

Item 3.  Legal Proceedings

The Company is not involved in any legal proceedings at this time.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended March 31, 2008.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	Low (Bid)	High (Ask)
March 31, 2008	$0.25	$0.25
December 31, 2007	$1.01	$1.2555
September 30, 2007	$0.255	$5.50
June 30, 2007	$0.51	$11.00
March 31, 2007	$0.51	$11.00
December 31, 2006	$0.51	$11.00
September 30, 2006	$0.01	$0.15
June 30, 2006	$0.01	$0.05
June 23, 2006 (2)	$0.01	$0.05

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

(2) We were quoted on the OTC BB on June 23, 2006.

Our common shares are issued in registered form.  Nevada Agency & Trust Company Limited, Suite 880, 50 West Liberty Street, Reno, Nevada, 89501 USA, (Telephone:  775-322-0626; Facsimile: 775-322-5623) is the registrar and transfer agent for our common shares.  As at March 31, 2008, the shareholders' list of our common shares showed 56 registered shareholders and 20,404,600 shares outstanding.

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

Equity Compensation Plan Information

As at March 31, 2008, we did not have any equity compensation plans in place.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended March 31, 2008.

Item 6.  Plan of Operation

The following Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below.  Trend Technology Corporation (the “Company”, “we”, or “us”) actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the audited financial statements and notes thereto and the Plan of Operation included in this Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008.

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

During the period June to December, 2003, we obtained stock subscriptions for 9,902,300 shares at $0.01 per share under Regulation S and Rule 506 of Regulation D to raise proceeds of $99,023.  This financing activity was done concurrently with our start up exploration activities.  The proceeds obtained from our initial financing allowed us to complete the first two phases of our exploration program on the Copper Prince property.  In October, 2005, we raised additional proceeds of $60,000 through a Regulation S private placement of 300,000 shares at $0.20 per share.  These proceeds allowed us to complete a phase one work program on our Dalvenie Property.

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

To date, we have completed three milestones in the execution of our business plan.  The first milestone was the successful raising of start up financing in the amount of $99,023.  In October, 2005, we raised an additional $60,000 through a private placement offering of 300,000 shares at $0.20 per share.  We also consider this offering to be part of the financing milestone in the execution of our business plan.  The second milestone was the completion of two phases of exploration on our Copper Prince Property.  This property did not warrant further exploration and we have allowed the claims to lapse.  The third milestone was the completion of phase one exploration work on the Dalvenie Property but results did not warrant further exploration and we have let these claims lapse.

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

The following audited financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated June 26, 2008

Balance Sheet as at March 31, 2008

Statements of Stockholders’ Equity for period from March 1, 2003 (commencement of operations) to March 31, 2008

Statements of Operations from March 1, 2003 (commencement of operations) to March 31, 2008 and for the years ended March 31, 2008 and 2007

Statements of Cash Flows from March 1, 2003 (commencement of operations) to March 31, 2008 and for the years ended March 31, 2008 and 2007

Notes to the Financial Statements

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Financial Statements

(Expressed in U.S. Dollars)

March 31, 2008

Index

Report of Independent Registered Public Accounting Firm

Balance Sheet

Statements of Operations

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Trend Technology Corporation

Vancouver, British Columbia

CANADA

We have audited the accompanying balance sheet of Trend Technology Corporation ("the Company") (an exploration stage company) as of March 31, 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended March 31, 2008 and 2007, and for the period from March 1, 2003 (date of inception) to March 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trend Technology Corporation (an exploration stage company) as of March 31, 2008, and the results of its operations and its cash flows for the years ended March 31, 2008 and 2007, and for the period from March 1, 2003 (date of inception) to March 31, 2008, in conformity with accounting principles generally accepted in the United States.

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

/S/ PETERSON SULLIVAN PLLC

June 26, 2008

Seattle, Washington

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Balance Sheet
(Expressed in U.S. Dollars)

March 31,
2008

ASSETS

Current Assets
Cash	$13,487
Prepaid expenses	1,800
Total Current Assets	15,287

Total Assets	$15,287

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$6,650

STOCKHOLDERS' EQUITY
Capital Stock
Authorized:
100,000,000 shares of common stock with a par value of $0.0001
Issued and outstanding:
20,404,600 shares of common stock	2,040

Additional paid-in capital	156,983
Deficit accumulated during the exploration stage	(150,386)
Total Stockholders' Equity	8,637

Total liabilities and stockholders’ equity	$15,287

The accompanying notes are an integral part of these financial statements.

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Statements of Operations
(Expressed in U.S. Dollars)

	March 1, 2003
	(commencement	Year	Year
	of operation)	Ended	Ended
	to March 31,	March 31,	March 31,
	2008	2008	2007

Expenses
Bank charges, interest and exchange loss	$ 3,738	$ 101	$ 94
Filing and transfer agent fees	13,160	3,861	2,430
Office and miscellaneous	16,024	7,461	7,819
Mineral exploration	48,587	-	10,050
Professional fees	68,436	21,850	17,850
Travel expenses	441	-	-
Total expenses	150,386	33,273	38,243

Net loss for the period	$ (150,386)	$ (33,273)	$ (38,243)

Loss per shares - basic and diluted		$ (0.00)	$ (0.00)

Weighted average number of shares
outstanding - basic and diluted		20,404,600	20,404,600

The accompanying notes are an integral part of these financial statements.

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Statements of Cash Flows
(Expressed in U.S. Dollars)

	March 1, 2003
	(commencement	Year	Year
	of operation)	Ended	Ended
	to March 31,	March 31,	March 31,
	2008	2008	2007

Cash flows from operating activities
Net loss for the period	$ (150,386)	$ (33,273)	$ (38,243)
Adjustments to reconcile net loss to net cash
used in operating activities :
Prepaid expenses	(1,800)	(150)	(1,650)
Accounts payable and accrued expenses	6,650	5,503	(2,631)
Net cash flows used in operating activities	(145,536)	(27,920)	(42,524)

Cash flows from financing activities
Proceeds from issuance of common stock	159,023	-	-
Net cash flows provided by financing activities	159,023	-	-

Increase (decrease) in cash during the period	13,487	(27,920)	(42,524)

Cash, beginning of period	-	41,407	83,931

Cash, end of period	$ 13,487	$ 13,487	$ 41,407

Supplemental cash flow information

Interest paid in cash	$ 4	$ 4	$ -

Income taxes paid in cash	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Statements of Stockholders' Equity
Period from March 1, 2003 (commencement of operations) to March 31, 2008
(Expressed in U.S. Dollars)

				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	exploration	stockholders'
	Shares	Amount	capital	stage	equity

Issuance of common stock for cash at $0.01 per share	19,804,600	$ 1,980	$ 97,043	$ -	$ 99,023

Net loss and comprehensive loss for the period	-	-	-	(7,433)	(7,433)

Balance, March 31, 2004	19,804,600	1,980	97,043	(7,433)	91,590

Net loss and comprehensive loss for the year	-	-	-	(32,493)	(32,493)

Balance, March 31, 2005	19,804,600	1,980	97,043	(39,926)	59,097

Issuance of common stock for cash at $0.20 per share	600,000	60	59,940	-	60,000

Net loss and comprehensive loss for the year	-	-	-	(38,944)	(38,944)

Balance, March 31, 2006	20,404,600	2,040	156,983	(78,870)	80,153

Net loss and comprehensive loss for the year	-	-	-	(38,243)	(38,243)

Balance, March 31, 2007	20,404,600	2,040	156,983	(117,113)	41,910

Net loss and comprehensive loss for the year	-	-	-	(33,273)	(33,273)

Balance, March 31, 2008	20,404,600	$ 2,040	$156,983	$ (150,386)	$ 8,637

The accompanying notes are an integral part of these financial statements

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to the financial statements

(Expressed in U.S. Dollars)

March 31, 2008

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

In view of certain conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.  Management believes that its current and future plans enable it to continue as a going concern.  Management plans to continue to seek other sources of debt and equity financing on favorable terms and expects to keep its operating costs to a minimum until cash is available through financing or operating activities.  There are no assurances that the Company will be successful in achieving these goals.  The Company has incurred a loss of $33,273 for the year ended March 31, 2008 and at March 31, 2008 has an accumulated deficit of $150,386.  These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than normal course of business and at amounts different from those reflected in the accompanying financial statements.

2.

Significant Accounting Policies

(a)

Principles of Accounting

These financial statements are stated in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

(b)

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As of March 31, 2008 and 2007, cash and cash equivalents consists of cash only.

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to the financial statements

(Expressed in U.S. Dollars)

March 31, 2008

2.

Significant Accounting Policies - Continued

(c)

Mineral Properties and Exploration Expenses

Acquisition and exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred.  The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production.  As at March 31, 2008 and 2007, the Company did not have proven reserves.

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

(f)

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

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to the financial statements

(Expressed in U.S. Dollars)

March 31, 2008

2.

Significant Accounting Policies - Continued

(g)

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

The respective carrying value of certain financial instruments approximated their fair value.  These financial instruments include cash, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments, since they are short term in nature. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.  The Company is operating outside of the United States of America and has significant exposure to foreign currency risk due to the fluctuation of the currency in which the Company operates and the U.S. dollar.

(h)

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

In July 2006, the FASB issued FIN No.48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109.  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN No.48 is effective for fiscal years beginning after December 15, 2006. The adoption of this interpretation did not have a material impact on the Company’s results of operations or financial position. As such, the Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties. The acceptability of the 2006 and 2007 tax positions by the taxing authorities has not been determined.

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to the financial statements

(Expressed in U.S. Dollars)

March 31, 2008

2.

Significant Accounting Policies - Continued

(i)

Asset Retirement Obligations

The Company recognizes a liability for future retirement obligations associated with the Company’s mineral properties. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted rate. This liability is capitalized as part of the cost of the related asset and amortized over its productive life. The liability accretes until the Company settles the obligation. As of March 31, 2008 and 2007, the Company had no asset retirement obligation.

(j)

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

The Company has no elements of "other comprehensive income" for the years ended March 31, 2008 and 2007 and the period from March 1, 2003 (commencement of operations) to March 31, 2008.

(k)

New Accounting Pronouncements

In December 2007, the FASB ratified EITF No. 07-1, Accounting for Collaborative Arrangements that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent.  Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for financial statements beginning after December 15, 2008 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption.

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to the financial statements

(Expressed in U.S. Dollars)

March 31, 2008

2.

Significant Accounting Policies - Continued

(k)

New Accounting Pronouncements - Continued

The Company is evaluating the impact, if any, the adoption of this consensus will have on the results of operations, financial position or cash flows.

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

Notes to the financial statements

(Expressed in U.S. Dollars)

March 31, 2008

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

Having completed preliminary exploration on both the Copper Prince and Dalvenie Properties without significantly encouraging results, the Company has let its claims lapse and its seeking additional exploration financing and properties.

	March 1, 2003
	(Commencement of	Years ended
	operation) to	March 31
	March 31, 2008	2008	2007
Mineral Exploration Expenses:
(a) Copper Prince Property
Consulting	$23,000	$-	$-
Geochemical survery	2,700	-	-
Geophysical survey	4,237	-	-
Travel	6,800	-	-
	$36,737	$-	$-
(b) Dalvenie Property
Acquisition cost	$1,800	$-	$-
Assay fees	1,000	-	1,000
Consulting	5,050	-	5,050
Legal and regulatory	1,000	-	1,000
Travel	3,000	-	3,000
	$11,850	$-	$10,050
Total	$48,587	$-	$10,050

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to the financial statements

(Expressed in U.S. Dollars)

March 31, 2008

4.

Related Party Transactions

As of March 31, 2008, $50 was due to an officer on expenses incurred for exploration work in 2006.  Certain directors and officers of the Company provided services to the Company and received nominal compensation for their services.

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

7.

Income Taxes

As at March 31, 2008, the Company has estimated net operating losses carryforward for tax purposes of approximately $150,000 (2007 – $117,000) and will expire starting in 2026 through 2028. This amount may be applied against future federal taxable income. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

	2008	2007

Tax loss carryforwards	$ 51,000	$ 40,000
Valuation allowance	(51,000)	(40,000)
	$ -	$ -

The change in the valuation allowance from 2006 to 2007 was an increase of $14,000. The change in the valuation allowance for 2007 and 2008 was an increase of $11,000.

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

Item 8A.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being March 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer.  Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures were not effective as of March 31, 2008 because we identified material weaknesses in our internal control over financial reporting as described below.  There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have affected, or are reasonably likely to affect our internal controls over financial reporting.

Our Company’s financial resources are managed directly by our C.F.O. in Vancouver, British Columbia.  All of our financial transactions are initiated by our C.F.O., are entered and checked by his executive assistant and are reviewed by our C.F.O. on a monthly basis.  Our Company is relatively inactive and processes a small number of checks and other financial transactions each month.  Despite the fact that all financial transactions are personally reviewed by our C.F.O. and confirmed by an executive assistant, there are not enough independent employees or members of management to provide third party oversight and review of our C.F.O.’s activities.  For the foreseeable future, our Company will be relatively inactive and will continue to process a relatively small number of financial transactions on a monthly and annual basis.  The number of individuals available to provide management oversight and reviews will be few and accordingly, we expect to have material weaknesses in our internal control over financial reporting until at least the completion of our 2009 fiscal year end on March 31, 2009.

Our company maintains a board of directors consisting of only one member.  This small board of directors is inadequate for providing independent oversight of our management team and does not allow us to staff important board of director committees such as an independent audit committee.  Given that our company has limited cash reserves, it is unlikely that we will be able to attract additional qualified members for our board of directors.  This is a material weakness in our internal control over financial reporting.  Additionally, to date, we do not have a designated financial expert and we do not have an established whistleblower program.  These are also material weaknesses in our internal control over financial reporting.

(b)

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and for evaluating the effectiveness of internal control over financial reporting as of March 31, 2008.  Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (“US GAAP”).  Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP; and our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management evaluated the effectiveness of our internal control over financial reporting as of March 31, 2008 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on such evaluation, management determined that our internal control over financial reporting was not effective as of March 31, 2008 because the following material weakness in internal control over financial reporting existed as of March 31, 2008:

-

Our Company is managed by a small number of individuals working out of offices in Vancouver, British Columbia.  We do not employ enough independent employees or members of management to provide third party oversight in review of our financial transactions on an ongoing basis.  Our C.F.O. is solely responsible for initiating, reviewing and recording of financial transactions.  Electronic and physical records of all of our Company’s financial transactions are maintained by our Vancouver office but they are not subject to third party review.

-

Our Company’s board of directors consists of one member who is also a member of management.  There is inadequate independent oversight of our management team and no staffing of important board of director committee such as our audit committee.  We lack a designated financial expert and a whistleblower program.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 8B.  Other Information

All information required to be disclosed by the Company has been disclosed in the Company’s Form 8K’s filed during the year ended March 31, 2008.

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

Name	Position Held With the Company	Age	Date First Elected or Appointed
Leonard MacMillan	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	59	April 20, 2004
Gerry Diakow	Vice President of Exploration	58	November 15, 2004

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

Board and Committee Meetings

The Board of Directors of the Company held no formal meetings during the year ended March 31, 2008.  All proceedings of the Board of Directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and the By-laws of the Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended March 31, 2008 our only standing committee of the Board of Directors was our audit committee.

Audit Committee

Currently our audit committee consists of our entire Board of Directors.  We currently do not have nominating, compensation committees or committees performing similar functions.  There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal 2008/2007, there were informal meetings held by this Committee.  The business of the Audit Committee was conducted by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the Audit Committee.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended March 31, 2008, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

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

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission as Exhibit 14.1 to our annual report for the year ended March 31, 2005.  We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request.  Requests can be sent to:  Trend Technology Corporation, c/o Suite 1210, 777 Hornby Street, Vancouver, B.C., V6Z 1S4.

Board Meetings and Committees

Our board of directors is currently comprised of one individual.  Decisions of the Board of Directors were generally taken by written resolutions.  Our board member is a resident in British Columbia.

Nominating Committee, Audit Committee and Compensation Committee

Our board of directors, consisting of one member, also constitutes each of the nominating committee, audit committee and compensation committee.  Given that our officers work on behalf of our company for no cash compensation, there is no purpose in forming an independent compensation committee.  Additionally, there is currently no function to be administered by a nominating committee as our existing officers and directors will be serving in those positions through the end of the 2009 fiscal year.  Our entire board of directors reviews the quarterly and annual financial statements and serves as a de facto audit committee.

Shareholder Communications

Investors and shareholders are able to send correspondence to the Company by mail or facsimile.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- Sation ($)	Non- Qualified Deferred Compen- Sation ($)	All Other Comp- ensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Leonard MacMillan, C.F.O., Secretary and Director	2006 2007 2008	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	0 0 0	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00
Gerry Diakow, Vice President of Exploration	2006 2007 2008	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	$9,000 $0.00 $0.00	$0.00 $0.00 $0.00	0 0 0	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	$9,000 0 0

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

Compensation Of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings.  We did not pay director's fees or other cash compensation for services rendered as a director in the year ended March 31, 2008.

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

Employment Contracts

During the fiscal year ended March 31, 2006, we paid consulting fees of $9,000 to Gerry Diakow for consulting services he provided to our company.  No consulting fees were paid during our fiscal year ended March 31, 2007 and March 31, 2008.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 17, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Leonard MacMillan Suite 1002 1122 Gilford Street Vancouver, B.C., V6G 2P5 Officer and Director	11,200 shares Direct Ownership	0.05%
Common	Gerry Diakow 1537 – 54th Street Tsawwassen, B.C. V4M 3H6 Vice President of Exploration	No Shares Owned	0.0%
Common	Graham Crabtree 294 Heywood House Anguilla, B.W.I.	2,000,000 shares Direct Ownership	9.8%
Common	Katrin Braun 8095 - 170th Street Surrey, B.C. V4N 4Y7	1,500,000 shares Direct Ownership	7.35%
Common	Gerald R. Tuskey 2522 Mathers Avenue West Vancouver, B.C. V7V 2J1	6,000,000 shares Direct Ownership	29.40%
Common	Lyn Bell 3000 The Technology Campus P.O. Box 213 Anguilla, B.W.I.	1,600,000 shares Direct Ownership	7.84%

The balance of our outstanding common stock is held by approximately 50 shareholders.  We have 20,404,600 common shares issued and outstanding.

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

Item 13.  Exhibits and Reports on Form 8-K.

(A)

Exhibits

Exhibits required by Item 601 of Regulation S-B:

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference from our Form 10-SB filed on October 7, 2004)
3.2	Bylaws (incorporated by reference from our Form 10-SB filed on October 7, 2004)
13.1	Form 10QSB for the Quarter ended June 30, 2007, filed on August 13, 2007, incorporated herein by reference.
13.2	Form 10QSB for the Quarter ended September 30, 2007, filed on November 14, 2007, incorporated herein by reference.
13.3	Form 10QSB for the Quarter ended December 31, 2007, filed on February 13, 2008, incorporated herein by reference.
31.1	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Leonard MacMillan
32.1	Section 906 Certification under Sarbanes-Oxley Act of 2002

Item 14.  Principal Accountant Fees and Services

Audit Fees

For the fiscal year ended March 31, 2008, the aggregate fees billed or accrued by Peterson Sullivan PLLC for professional services rendered for the audit of our annual financial statements and review of the financial statements including our Quarterly Reports on Form 10-QSB were $16,500.  For the fiscal year ended March 31, 2007, the aggregate fees billed or accrued by Peterson Sullivan PLLC for professional services rendered for the audit of our annual financial statements and review of the financial statements including our Quarterly Reports on Form 10-QSB were $16,805.

Audit Related Fees

For the period ended March 31, 2008, the aggregate fees billed for assurance and related services by Peterson Sullivan PLLC relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0.00.  For the period ended March 31, 2007, the aggregate fees billed for assurance and related services by Peterson Sullivan PLLC relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0.00.

Tax Fees

For the period ended March 31, 2008, the aggregate fees billed by Peterson Sullivan PLLC for other non-audit professional services, other than those services listed above, are expected to be $2,000.  For the period ended March 31, 2007, the aggregate fees billed by Peterson Sullivan PLLC for other non-audit professional services, other than those services listed above, are expected to be $2,450.

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

Dated:  July 10, 2008

Per:

/s/Leonard MacMillan

Leonard MacMillan,

President, C.E.O., C.F.O., Secretary

and Director (Principal Financial Officer

and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Company and in the capacities and on the dates indicated.

Dated:  July 10, 2008

Per:

/s/Leonard MacMillan

Leonard MacMillan,

President, C.E.O., C.F.O., Secretary

and Director (Principal Financial Officer

and Principal Accounting Officer)