Form 10-Q
period 2008-06-30
TREND TECHNOLOGY CORP
filed 2008-08-14
CIK 1137239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			June 30, 2008
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-50978
TREND TECHNOLOGY CORPORATION
(Exact name of registrant as specified in its charter)
Nevada				98-0343712
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
1210 – 777 Hornby Street, Vancouver, B.C.				V6Z 1S4
(Address of principal executive offices)				(Zip Code)
604-681-9588
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] YES	[ ]	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer		[ ]		Accelerated filer	[ ]
Non-accelerated filer		[ ]	(Do not check if a smaller reporting company)	Smaller reporting company		[ X ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
				[ ]	YES	[ X ]	NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

				[ ]	YES	[ ]	NO
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
20,404,600 common shares issued and outstanding as of August 12, 2008

TREND TECHNOLOGY CORPORATION

INDEX

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Unaudited Balance Sheets as of June 30, 2008 and March 31, 2008

Unaudited Statements of Operations for the three month period ended June 30, 2008 and 2007 and for the period from March 1, 2003 to June 30, 2008

Unaudited Statement of Stockholders' Equity for the period from March 1, 2003 to June 30, 2008

Unaudited Statements of Cash Flows for the three month periods ended June 30, 2008 and 2007 and for the period from March 1, 2003 to June 30, 2008

Condensed Notes to Financial Statements

Item 2

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Item 3

Quantitative and Qualitative Disclosures About Market Risk

Item 4

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1

Legal Proceedings

Item 1A

Risk Factors

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3

Defaults Upon Senior Securities

Item 4

Submission of Matters to a Vote of Security Holders

Item 5

Other Information

Item 6

Exhibits

SIGNATURES

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

June 30, 2008

Index

Balance Sheets

Statements of Operations

Statements of Stockholders’ Equity

Statements of Cash Flows

Condensed Notes to Financial Statements

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)
	June 30,	March 31,
	2008	2008

ASSETS

Current Assets
Cash	$ 7,665	13,487
Prepaid expenses	1,200	1,800
Total Current Assets	8,865	15,287

Total Assets	$ 8,865	15,287

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$ 6,339	6,650

STOCKHOLDERS' EQUITY
Common Stock
Authorized:
100,000,000 shares of common stock with a par value of $0.0001
Issued and outstanding:
20,404,600 shares of common stock	2,040	2,040

Additional paid-in capital	156,983	156,983
Deficit accumulated during the exploration stage	(156,497)	(150,386)
Total Stockholders' Equity	2,526	8,637

Total liabilities and stockholders’ equity	$ 8,865	15,287

The accompanying notes are an integral part of these financial statements.

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	March 1, 2003	Three	Three
	(commencement	Months	Months
	of operation)	Ended	Ended
	to June 30,	June 30,	June 30,
	2008	2008	2007

Expenses
Bank charges, interest and exchange loss	$ 3,760	$ 22	$ 25
Filing and transfer agent fees	13,760	600	502
Office and miscellaneous	17,222	1,198	2,306
Mineral exploration	48,587	-	-
Professional fees	72,727	4,291	1,261
Travel expenses	441	-	-
Total expenses	156,497	6,111	4,094

Net loss for the period	$ (156,497)	$ (6,111)	$ (4,094)

Loss per shares - basic and diluted		$ (0.00)	$ (0.00)

Weighted average number of shares
outstanding - basic and diluted		20,404,600	20,404,600

The accompanying notes are an integral part of these financial statements.

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)
	March 1, 2003	Three	Three
	(commencement	Months	Months
	of operation)	Ended	Ended
	to June 30,	June 30,	June 30,
	2008	2008	2007

Cash flows from operating activities
Net loss for the period	$ (156,497)	$ (6,111)	$ (4,094)
Adjustments to reconcile net loss to net cash
used in operating activities :
Prepaid expenses	(1,200)	600	413
Accounts payable and accrued expenses	6,339	(311)	1,312
Net cash flows used in operating activities	(151,358)	(5,822)	(2,369)

Cash flows from financing activities
Proceeds from issuance of common stock	159,023	-	-
Net cash flows provided by financing activities	159,023	-	-

Increase (decrease) in cash during the period	7,665	(5,822)	(2,369)

Cash, beginning of period	-	13,487	41,407

Cash, end of period	$ 7,665	$ 7,665	$ 39,038

Supplemental cash flow information

Interest paid in cash	$ 4	$ -	$ -

Income taxes paid in cash	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Statements of Stockholders' Equity
Period from March 1, 2003 (commencement of operations) to June 30, 2008
(Expressed in U.S. Dollars)
(Unaudited)
				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	exploration	stockholders'
	Shares	Amount	capital	stage	equity

Issuance of common stock for cash at $0.01 per share	19,804,600	$ 1,980	$97,043	$ -	$ 99,023

Net loss and comprehensive loss for the period	-	-	-	(7,433)	(7,433)

Balance, March 31, 2004	19,804,600	1,980	97,043	(7,433)	91,590

Net loss and comprehensive loss for the year	-	-	-	(32,493)	(32,493)

Balance, March 31, 2005	19,804,600	1,980	97,043	(39,926)	59,097

Issuance of common stock for cash at $0.20 per share	600,000	60	59,940	-	60,000

Net loss and comprehensive loss for the year	-	-	-	(38,944)	(38,944)

Balance, March 31, 2006	20,404,600	2,040	156,983	(78,870)	80,153

Net loss and comprehensive loss for the year	-	-	-	(38,243)	(38,243)

Balance, March 31, 2007	20,404,600	2,040	156,983	(117,113)	41,910

Net loss and comprehensive loss for the year	-	-	-	(33,273)	(33,273)

Balance, March 31, 2008	20,404,600	$ 2,040	$156,983	$ (150,386)	$ 8,637

Net loss and comprehensive loss for the period	-	-	-	(6,111)	(6,111)

Balance, June 30, 2008	20,404,600	$ 2,040	$156,983	$ (156,497)	$ 2,526

The accompanying notes are an integral part of these financial statements

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

June 30, 2008

1.

Incorporation and Continuance of Operations

The Company was formed on February 16, 2001 under the laws of the State of Nevada and commenced operations on March 1, 2003. It is engaged in the acquisition and exploration of mineral properties. The Company has an office in Vancouver, British Columbia, Canada. The Company had no operations before March 1, 2003.

2.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instruction from Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in the audited financial statements and should be read in conjunction with the Company’s audited financial statements for fiscal year ended March 31, 2008 filed with the United States Securities and Exchange Commission. The result of operations for the interim periods presented is not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited interim balance sheets, statements of operations, stockholders’ equity and cash flows reflected all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at June 30, 2008, and the results of operations and cash flows for the three months ended June 30, 2008, and for the period from March 1, 2003 (Date of Commencement) to June 30, 2008.

3.

Going Concern Matters

In view of certain conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.  Management believes that its current and future plans enable it to continue as a going concern.  Management plans to continue to seek other sources of debt and equity financing on favorable terms and expects to keep its operating costs to a minimum until cash is available through financing or operating activities.  There are no assurances that the Company will be successful in achieving these goals.  The Company has incurred a loss of $6,111 for the three months ended June 30, 2008 and at June 30, 2008 has an accumulated deficit of $156,497. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

June 30, 2008

4.

Recent Accounting Pronouncements

In May 2008, the FASB issued Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles". This Statement identifies the sources for generally accepted accounting principles ("GAAP") in the U.S. and lists the categories in descending order. An entity should follow the highest category of GAAP applicable for each of its accounting transactions. The adoption will not have a material effect on the Company's financial statements.

In May 2008, the FASB issued FASB Staff Position ("FSP") No. APB 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements)" (previously FSP APB 14-a), which will change the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under the final FSP, cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid-in capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will affect the calculations of net income and earnings per share for many issuers of cash settled convertible securities. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of FSP No. APB 14-1 on the Company's financial statements.

5.

Earnings per share

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements. Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  All per share and per share information are adjusted retroactively to reflect stock splits (Note 8) and changes in par value, when applicable.  All loss per share amounts in the financial statements are basic loss per share because the inclusion of stock options and warrants outstanding would be antidilutive.

6.

Mineral Properties and Exploration

On April 23, 2004, the Company purchased the Rain #1 to Rain #20 (tenure number 407912 to 407931) mineral claims located in the Similkameen Mining Division, British Columbia, Canada, collectively known as Copper Prince Property, for a nominal amount from an officer of the Company.

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

June 30, 2008

6.

Mineral Properties and Exploration – Continued

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

Having completed preliminary exploration on both the Copper Prince and Dalvenie Properties without significantly encouraging results, the Company has let its claims lapse and is seeking additional exploration financing and properties.

	March 1, 2003
	(Commencement of	Three months ended
	operation) to	June 30,
	June 30, 2008	2008	2007
Mineral Exploration Expenses:
(a) Copper Prince Property
Consulting	$23,000	$-	$-
Geochemical survery	2,700	-	-
Geophysical survey	4,237	-	-
Travel	6,800	-	-
	$36,737	$-	$-
(b) Dalvenie Property
Acquisition cost	$1,800	$-	$-
Assay fees	1,000	-	-
Consulting	5,050	-	-
Legal and regulatory	1,000	-	-
Travel	3,000	-	-
	$11,850	$-	$-
Total	$48,587	$-	$-

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

June 30, 2008

7.

Related Party Transactions

As of June 30, 2008, $50 was due to an officer on expenses incurred for exploration work in 2006. Certain directors and officers of the Company provided services to the Company and received nominal compensation for their services.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

8.

Share Capital

On September 26, 2007, the Company completed a forward common stock split of 2 new shares for 1 outstanding old share. The financial statements have been retroactively restated to reflect the split.

9.

Segmented Information

The Company’s business is considered as operating in one segment based upon the Company’s organizational structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below.  Trend Technology Corporation (the “Company”, “we”, or “us”) actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the unaudited financial statements and notes thereto and the Plan of Operation included in this quarterly report on Form 10-Q for the quarter ended June 30, 2008.

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

General Overview

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

Item 3.  Quantitative Disclosures About Market Risks

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being June 30, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer.  Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures were not effective as of June 30, 2008 because we identified material weaknesses in our internal control over financial reporting as described below.  There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have affected, or are reasonably likely to affect our internal controls over financial reporting.

Our Company’s financial resources are managed directly by our C.F.O. in Vancouver, British Columbia.  All of our financial transactions are initiated by our C.F.O., are entered and checked by his executive assistant and are reviewed by our C.F.O. on a monthly basis.  Our Company is relatively inactive and processes a small number of checks and other financial transactions each month.  Despite the fact that all financial transactions are personally reviewed by our C.F.O. and confirmed by an executive assistant, there are not enough independent employees or members of management to provide third party oversight and review of our C.F.O.’s activities.  For the foreseeable future, our Company will be relatively inactive and will continue to process a relatively small number of financial transactions on a monthly and annual basis.  The number of individuals available to provide management oversight and reviews will be few and accordingly, we expect to have material weaknesses in our internal control over financial reporting until at least the completion of our 2009 fiscal year end.

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

Changes in Internal Controls

There were no changes in the Company's internal controls or other factors that could affect the Company's internal controls subsequent to the date of their evaluation.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.  Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description
31	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREND TECHNOLOGY CORPORATION

Dated:  August 13, 2008

Per:

/s/Leonard MacMillan

Leonard MacMillan,

President, C.E.O. and Director