Form 10-Q
period 2008-09-30
TREND TECHNOLOGY CORP
filed 2008-11-14
CIK 1137239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			September 30, 2008
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-50978
TREND TECHNOLOGY CORPORATION
(Exact name of registrant as specified in its charter)
Nevada				98-0343712
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
1210 – 777 Hornby Street, Vancouver, B.C.				V6Z 1S4
(Address of principal executive offices)				(Zip Code)
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

Large accelerated filer		[ ]		Accelerated filer	[ ]
Non-accelerated filer		[ ]	(Do not check if a smaller reporting company)	Smaller reporting company		[ X ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
				[ X ]	YES	[ ]	NO

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
20,404,600 common shares issued and outstanding as of November 13, 2008

TREND TECHNOLOGY CORPORATION

INDEX

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Unaudited Balance Sheets as of September 30, 2008 and March 31, 2008

Unaudited Statements of Operations for the three and six month periods ended September 30, 2008 and 2007 and for the period from March 1, 2003 to September 30, 2008

Unaudited Statement of Stockholders' Equity (deficit) for the period from March 1, 2003 to September 30, 2008

Unaudited Statements of Cash Flows for the six month periods ended September 30, 2008 and 2007 and for the period from March 1, 2003 to September 30, 2008

Condensed Notes to Financial Statements

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

Item 3

Defaults Upon Senior Securities

Item 4

Submission of Matters to a Vote of Security Holders

Item 5

Other Information

Item 6

Exhibits

SIGNATURES

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

September 30, 2008

Index

Balance Sheets

Statements of Operations

Statements of Stockholders’ Equity

Statements of Cash Flows

Condensed Notes to Financial Statements

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)
	September 30,	March 31,
	2008	2008

ASSETS

Current Assets
Cash	$ 325	13,487
Prepaid expenses	750	1,800
Total Current Assets	1,075	15,287

Total Assets	$ 1,075	15,287

LIABILITIES AND STOCKHOLDERS' EQUITY (deficit)

Current Liabilities
Accounts payable and accrued expenses	$ 1,583	6,650

STOCKHOLDERS' EQUITY (deficit)
Common Stock
Authorized:
100,000,000 shares of common stock with a par value of $0.0001
Issued and outstanding:
20,404,600 shares of common stock	2,040	2,040

Additional paid-in capital	156,983	156,983
Deficit accumulated during the exploration stage	(159,531)	(150,386)
Total Stockholders' Equity (deficit)	(508)	8,637

Total liabilities and stockholders’ equity (deficit)	$ 1,075	15,287

The accompanying notes are an integral part of these financial statements.

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	March 1, 2003	Three	Three	Six	Six
	(commencement	Months	Months	Months	Months
	of operation)	Ended	Ended	Ended	Ended
	to September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2008	2007	2008	2007

Expenses
Bank charges, interest and exchange loss	$ 3,783	$ 23	$ 23	$ 45	$ 48
Filing and transfer agent fees	14,381	621	413	1,221	915
Office and miscellaneous	16,049	12	1,756	25	4,062
Mineral exploration	48,587	-	-	-	-
Professional fees	76,290	2,378	8,671	7,854	9,932
Travel expenses	441	-	-	-	-
Total expenses	159,531	3,034	10,863	9,145	14,957

Net loss for the period	$ (159,531)	$ (3,034)	$ (10,863)	$ (9,145)	$ (14,957)

Loss per shares - basic and diluted		$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares
outstanding - basic and diluted		20,404,600	20,404,600	20,404,600	20,404,600

The accompanying notes are an integral part of these financial statements.

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)
	March 1, 2003	Six	Six
	(commencement	Months	Months
	of operation)	Ended	Ended
	to September 30,	September 30,	September 30,
	2008	2008	2007

Cash flows from operating activities
Net loss for the period	$ (159,531)	$ (9,145)	$ (14,957)
Adjustments to reconcile net loss to net cash
used in operating activities:
Prepaid expenses	(750)	1,050	825
Accounts payable and accrued expenses	1,583	(5,067)	1,323
Net cash flows used in operating activities	(158,698)	(13,162)	(12,809)

Cash flows from financing activities
Proceeds from issuance of common stock	159,023	-	-
Net cash flows provided by financing activities	159,023	-	-

Increase (decrease) in cash during the period	325	(13,162)	(12,809)

Cash, beginning of period	-	13,487	41,407

Cash, end of period	$ 325	$ 325	$ 28,598

Supplemental cash flow information

Interest paid in cash	$ 4	$ -	$ -

Income taxes paid in cash	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Statements of Stockholders' Equity (deficit)
Period from March 1, 2003 (commencement of operations) to September 30, 2008
(Expressed in U.S. Dollars)
(Unaudited)
				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	exploration	stockholders'
	Shares	Amount	capital	stage	equity
					(deficit)
Issuance of common stock for cash at $0.01 per share	19,804,600	$ 1,980	$ 97,043	$ -	$ 99,023

Net loss and comprehensive loss for the period	-	-	-	(7,433)	(7,433)

Balance, March 31, 2004	19,804,600	1,980	97,043	(7,433)	91,590

Net loss and comprehensive loss for the year	-	-	-	(32,493)	(32,493)

Balance, March 31, 2005	19,804,600	1,980	97,043	(39,926)	59,097

Issuance of common stock for cash at $0.20 per share	600,000	60	59,940	-	60,000

Net loss and comprehensive loss for the year	-	-	-	(38,944)	(38,944)

Balance, March 31, 2006	20,404,600	2,040	156,983	(78,870)	80,153

Net loss and comprehensive loss for the year	-	-	-	(38,243)	(38,243)

Balance, March 31, 2007	20,404,600	2,040	156,983	(117,113)	41,910

Net loss and comprehensive loss for the year	-	-	-	(33,273)	(33,273)

Balance, March 31, 2008	20,404,600	$ 2,040	$156,983	$(150,386)	$ 8,637

Net loss and comprehensive loss for the period	-	-	-	(9,145)	(9,145)

Balance, September 30, 2008	20,404,600	$ 2,040	$156,983	$(159,531)	$ (508)

The accompanying notes are an integral part of these financial statements

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

September 30, 2008

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

The accompanying unaudited interim balance sheets, statements of operations, stockholders’ equity and cash flows reflected all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at September 30, 2008, and the results of operations and cash flows for the three and six months ended September 30, 2008, and for the period from March 1, 2003 (Date of Commencement) to September 30, 2008.

3.

Going Concern Matters

In view of certain conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.  Management believes that its current and future plans enable it to continue as a going concern.  Management plans to continue to seek other sources of debt and equity financing on favorable terms and expects to keep its operating costs to a minimum until cash is available through financing or operating activities.  There are no assurances that the Company will be successful in achieving these goals.  The Company has incurred a loss of $9,145 for the six months ended September 30, 2008 and at September 30, 2008 has an accumulated deficit of $159,531. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

September 30, 2008

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

In May 2008, the FASB issued FASB Staff Position ("FSP") No. APB 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements)" (previously FSP APB 14-a), which will change the accounting treatment for convertible securities which the issuer may settle fully or partially in cash.  Under the final FSP, cash settled convertible securities will be separated into their debt and equity components.  The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid-in capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate.  The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement.  This change in methodology will affect the calculations of net income and earnings per share for many issuers of cash settled convertible securities.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The adoption of FSP No. APB 14-1 will have no impact on the Company's financial statements.

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

September 30, 2008

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

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

September 30, 2008

6.

Mineral Properties and Exploration - Continued

	March 1, 2003
	(Commencement of	Six months ended
	operation) to	September 30,
	September 30, 2008	2008	2007
Mineral Exploration Expenses:
(a) Copper Prince Property
Consulting	$23,000	$-	$-
Geochemical survey	2,700	-	-
Geophysical survey	4,237	-	-
Travel	6,800	-	-
	$36,737	$-	$-
(b) Dalvenie Property
Acquisition cost	$1,800	$-	$-
Assay fees	1,000	-	-
Consulting	5,050	-	-
Legal and regulatory	1,000	-	-
Travel	3,000	-	-
	$11,850	$-	$-
Total	$48,587	$-	$-

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

September 30, 2008

7.

Related Party Transactions

As of September 30, 2008, $50 was due to an officer on expenses incurred for exploration work in 2006. Certain directors and officers of the Company provided services to the Company and received nominal compensation for their services.

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

10.

Subsequent Event

On October 14, 2008, the Company received a loan of $8,177 (CAN$10,000) from a third party company with an annual interest rate of 5% and is due on demand.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below.  Trend Technology Corporation (the “Company”, “we”, or “us”) actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the unaudited financial statements and notes thereto and the Plan of Operation included in this quarterly report on Form 10-Q for the quarter ended September 30, 2008.

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

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being September 30, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer.  Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures were not effective as of September 30, 2008 because we identified material weaknesses in our internal control over financial reporting as described below.  There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have affected, or are reasonably likely to affect our internal controls over financial reporting.

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

(b)

Changes in Internal Controls

There were no changes in the Company’s internal controls or other factors that could affect the Company’s internal controls subsequent to the date of their evaluation.

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

TREND TECHNOLOGY CORPORATION

Dated:  November 13, 2008

Per:

/s/Leonard MacMillan

Leonard MacMillan,

President, C.E.O. and Director