Form 10-Q
period 2008-12-31
TREND TECHNOLOGY CORP
filed 2009-02-13
CIK 1137239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			December 31, 2008
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-50978
TREND TECHNOLOGY CORPORATION
(Exact name of registrant as specified in its charter)
Nevada				98-0343712
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
1210 – 777 Hornby Street, Vancouver, B.C.				V6Z 1S4
(Address of principal executive offices)				(Zip Code)
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
20,404,600 common shares issued and outstanding as of February 9, 2009

TREND TECHNOLOGY CORPORATION

INDEX

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Unaudited Balance Sheets as of December 31, 2008 and March 31, 2008

Unaudited Statements of Operations for the three and nine month periods ended December 31, 2008 and 2007 and for the period from March 1, 2003 to December 31, 2008

Unaudited Statements of Cash Flows for the nine month periods ended December 31, 2008 and 2007 and for the period from March 1, 2003 to December 31, 2008

Unaudited Statement of Stockholders' Equity (deficit) for the period from March 1, 2003 to December 31, 2008

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

Item 3

Defaults Upon Senior Securities

Item 4

Submission of Matters to a Vote of Security Holders

Item 5

Other Information

Item 6

Exhibits

SIGNATURES

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)
	December 31,	March 31,
	2008	2008

ASSETS

Current Assets
Cash	$ 127	$ 13,487
Prepaid expenses	300	1,800
Total Current Assets	427	15,287

Total Assets	$ 427	$ 15,287

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses (Note 8)	$ 5,796	$ 6,650
Loan payable (Note 7)	8,166	-
Total Current Liabilities	13,962	6,650

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock (Note 9)
Authorized:
100,000,000 shares of common stock with a par value of $0.0001
Issued and outstanding:
20,404,600 shares of common stock	2,040	2,040

Additional paid-in capital	156,983	156,983
Deficit accumulated during the exploration stage	(172,558)	(150,386)
Total Stockholders' Equity (Deficit)	(13,535)	8,637

Total Liabilities and Stockholders’ Equity (Deficit)	$ 427	$ 15,287

The accompanying notes are an integral part of these financial statements.

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	March 1, 2003	Three	Three	Nine	Nine
	(commencement	Months	Months	Months	Months
	of operation)	Ended	Ended	Ended	Ended
	to December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2008	2007	2008	2007

Expenses
Bank charges, interest and exchange loss	$ 3,903	$ 120	$ 24	$ 165	$ 72
Filing and transfer agent fees	15,572	1,191	2,203	2,412	3,118
Office and miscellaneous	16,255	206	1,972	231	6,034
Mineral exploration	48,587	-	-	-	-
Professional fees	87,800	11,510	6,805	19,364	16,737
Travel expenses	441	-	-	-	-
Total expenses	172,558	13,027	11,004	22,172	25,961

Net loss for the period	$ (172,558)	$ (13,027)	$ (11,004)	$ (22,172)	$ (25,961)

Loss per shares - basic and diluted		$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares
outstanding - basic and diluted		20,404,600	20,404,600	20,404,600	20,404,600

The accompanying notes are an integral part of these financial statements.

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)
	March 1, 2003	Nine	Nine
	(commencement	Months	Months
	of operation)	Ended	Ended
	to December 31,	December 31,	December 31,
	2008	2008	2007

Cash flows from operating activities
Net loss for the period	$ (172,558)	$ (22,172)	$ (25,961)
Adjustments to reconcile net loss to net cash
used in operating activities :
Prepaid expenses	(300)	1,500	1,237
Accounts payable and accrued expenses	5,796	(854)	3,768
Net cash flows used in operating activities	(167,062)	(21,526)	(20,956)

Cash flows from financing activities
Proceeds from issuance of common stock	159,023	-	-
Loan proceeds	8,166	8,166	-
Net cash flows provided by financing activities	167,189	8,166	-

Increase (decrease) in cash during the period	127	(13,360)	(20,956)

Cash, beginning of period	-	13,487	41,407

Cash, end of period	$ 127	$ 127	$ 20,451

Supplemental cash flow information

Interest paid in cash	$ 4	$ -	$ -

Income taxes paid in cash	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Statements of Stockholders' Equity (Deficit)
Period from March 1, 2003 (commencement of operations) to December 31, 2008
(Expressed in U.S. Dollars)
(Unaudited)
				Deficit
				accumulated	Total
			Additional	during the	stockholders'
	Common stock		paid-in	exploration	equity
	Shares	Amount	capital	stage	(deficit)

Issuance of common stock for cash at $0.01 per share	19,804,600	$ 1,980	$ 97,043	$ -	$ 99,023

Net loss and comprehensive loss for the period	-	-	-	(7,433)	(7,433)

Balance, March 31, 2004	19,804,600	1,980	97,043	(7,433)	91,590

Net loss and comprehensive loss for the year	-	-	-	(32,493)	(32,493)

Balance, March 31, 2005	19,804,600	1,980	97,043	(39,926)	59,097

Issuance of common stock for cash at $0.20 per share	600,000	60	59,940	-	60,000

Net loss and comprehensive loss for the year	-	-	-	(38,944)	(38,944)

Balance, March 31, 2006	20,404,600	2,040	156,983	(78,870)	80,153

Net loss and comprehensive loss for the year	-	-	-	(38,243)	(38,243)

Balance, March 31, 2007	20,404,600	2,040	156,983	(117,113)	41,910

Net loss and comprehensive loss for the year	-	-	-	(33,273)	(33,273)

Balance, March 31, 2008	20,404,600	2,040	156,983	(150,386)	8,637

Net loss and comprehensive loss for the period	-	-	-	(22,172)	(22,172)

Balance, December 31, 2008	20,404,600	$ 2,040	$ 156,983	$ (172,558)	$ (13,535)

The accompanying notes are an integral part of these financial statements

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

December 31, 2008

1.

Incorporation and Continuance of Operations

Trend Technology Corporation (the “Company”) was formed on February 16, 2001 under the laws of the State of Nevada and commenced operations on March 1, 2003.  It is engaged in the acquisition and exploration of mineral properties.  The Company has an office in Vancouver, British Columbia, Canada.  The Company had no operations before March 1, 2003.

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

The accompanying unaudited interim balance sheets, statements of operations, stockholders’ equity and cash flows reflected all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at December 31, 2008, and the results of operations and cash flows for the nine months ended December 31, 2008, and for the period from March 1, 2003 (Date of Commencement) to December 31, 2008.

3.

Going Concern Matters

In view of certain conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.  Management believes that its current and future plans enable it to continue as a going concern.  Management plans to continue to seek other sources of debt and equity financing on favorable terms and expects to keep its operating costs to a minimum until cash is available through financing or operating activities.  There are no assurances that the Company will be successful in achieving these goals.  The Company has incurred a loss of $22,172 for the nine months ended December 31, 2008 and at December 31, 2008 has an accumulated deficit of $172,558.  These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

December 31, 2008

4.

Recent Accounting Pronouncements

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which addresses the application of Statement of Financial Accounting Standards (“SFAS”) No.157 for illiquid financial instruments.  FSP FAS 157-3 clarifies that approaches to determining fair value other than the market approach may be appropriate when the market for a financial asset is not active.  The Company does not expect the adoption of FSP FAS 157-3 to have a material effect on its financial statements.

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

As of December 31, 2006, the Company completed the phase one program of prospecting and geological mapping of the mineral claims and phase two program of geophysical surveying of the mineral claims.

On November 1, 2005, the Company acquired the Dalvenie Property located near Dease Lake, British Columbia which was comprised of 72 claims units covering approximately 4,446 acres through the Vice President of Exploration for a nominal amount of consideration.  The Company completed a phase one exploration program on the property.

Having completed preliminary exploration on both the Copper Prince and Dalvenie Properties without significantly encouraging results, the Company has let its claims lapse and is seeking additional exploration financing and properties.

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

December 31, 2008

6.

Mineral Properties and Exploration, continued

	March 1, 2003
	(Commencement of	Nine months ended
	operation) to	December 31,
	December 31, 2008	2008	2007
Mineral Exploration Expenses:
(a) Copper Prince Property
Consulting	$23,000	$-	$-
Geochemical survey	2,700	-	-
Geophysical survey	4,237	-	-
Travel	6,800	-	-
	$36,737	$-	$-
(b) Dalvenie Property
Acquisition cost	$1,800	$-	$-
Assay fees	1,000	-	-
Consulting	5,050	-	-
Legal and regulatory	1,000	-	-
Travel	3,000	-	-
	$11,850	$-	$-
Total	$48,587	$-	$-

7.

Loan payable

On October 14, 2008, the Company received an operating loan of $8,166 (CAN$10,000) from a third party company.  The loan bears annual interest at 5% and is due on demand.  A total of $88 has been accrued as interest payable as of December 31, 2008.  This interest payable is included in the balance sheets as “Accounts payable and accrued expenses”.

.

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

December 31, 2008

8.

Related Party Transactions

As of December 31, 2008, $50 was due to an officer on expenses incurred for exploration work in 2006. Certain directors and officers of the Company provide services to the Company and receive nominal compensation for their services.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

9.

Share Capital

On September 26, 2007, the Company completed a forward common stock split of 2 new shares for 1 outstanding old share.  The financial statements have been retroactively restated to reflect the split.

10.

Segmented Information

The Company’s business is considered as operating in one segment based upon the Company’s organizational structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations.

11.

Subsequent Event

On January 27, 2009, the Company received operating funds through a demand loan of $4,097 (CAN$5,000) from a shareholder of the Company with an annual interest rate of 5%.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below.  Trend Technology Corporation (the “Company”, “we”, “us” or “our”) actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the unaudited financial statements and notes thereto and the Plan of Operation included in this quarterly report on Form 10-Q for the quarter ended December 31, 2008.

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

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer.  Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures were not effective as of December 31, 2008 because we identified material weaknesses in our internal control over financial reporting as described below.  There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have affected, or are reasonably likely to affect our internal controls over financial reporting.

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

TREND TECHNOLOGY CORPORATION

Dated:  February 12, 2009

Per:

/s/Leonard MacMillan

Leonard MacMillan,

President, C.E.O. and Director