Form 10-K
period 2009-03-31
TREND TECHNOLOGY CORP
filed 2009-06-26
CIK 1137239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[xx]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2009

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

  Common Shares

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

❒ Yes     ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

❒ Yes     ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑ Yes    ❒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

❒ Yes    ❒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

❒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:  ❒

Accelerated Filer:  ❒

               Non-accelerated filer:  ❒ (Do not check if a smaller reporting company)

               Smaller reporting company:  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☑ Yes     ❒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of September 30, 2008 was $5,098,350 (1).

(1)  Last closing price on September 30, 2008 was (Bid) $0.25 and (Ask) $1.50.

On June 25, 2009, the number of shares outstanding of the registrant's Common Stock was 20,404,600.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

BUSINESS

Item 1.  Description of Business

Business Development

Trend Technology Corporation (the “Registrant”, “we”, or “us”) was incorporated on February 16, 2001 under the laws of the State of Nevada.  Gerald R. Tuskey became President, C.E.O., C.F.O. and director of our company on November 2, 2003 and acted in those capacities until April 20, 2004.  On March 31, 2004, Mr. Tuskey was issued 3,000,000 shares of our company in consideration for US$30,000.  Mr. Tuskey owns 29.40% of our company’s issued shares.  On April 20, 2004, Mr. Tuskey was replaced as President and C.E.O. by Mr. Gerald Shields.  On April 20, 2004, Mr. Leonard MacMillan was also appointed C.F.O., Secretary and a director of our company.  On March 31, 2004, Mr. Shields was issued 50,000 common shares of our company in consideration for US$500.  On March 31, 2004, Mr. MacMillan was issued 5,600 common shares of our company in consideration for US$56.  On February 12, 2007, Mr. Gerald Shields resigned as President, C.E.O. and director of our company and Mr. Leonard MacMillan was appointed President and C.E.O. to replace Mr. Shields.

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

In September, 2005, we acquired our Dalvenie Property in North Central British Columbia near Dease Lake.  The Dalvenie Property comprised 72 claim units covering approximately 4,446 acres.  The Dalvenie Property was staked on behalf of the Registrant by the Registrant’s Vice President of Exploration, Mr. Gerry Diakow.  We completed a phase one work program on the Dalvenie Property in 2006.  We currently do not plan a phase two program on this property and have let our Dalvenie Property claims lapse.

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

The mining industry in Canada and the United States is highly regulated.  Our Vice President of Exploration has extensive industry experience and is familiar with government regulations respecting the initial acquisition and early exploration of mining claims in British Columbia, Canada.  The Registrant is required under law to meet government standards relating to the protection of land and waterways, safe work practices during the forest fire season and road construction.  We are unaware of any proposed or probable government regulations which would have a negative impact on the mining industry in British Columbia.  We propose to adhere strictly to the regulatory framework which governs mining operations in British Columbia.

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

Item 1B.  Unresolved Staff Comments

Not Applicable.

Item 2.  Description of Property

Office Premises

We are currently operating from offices at Suite 1210, 777 Hornby Street, Vancouver, B.C., V6Z 1S4, Canada.  We do not own any real property or significant assets.  Our office space is provided to us at no cost by a shareholder of the Registrant.  We are not a party to any lease.  Our agreement to provide office space at no cost is discretionary and may be terminated at any time without notice.  It is anticipated that this arrangement will remain until we are able to generate revenue from operations and require additional office space for new employees.  Management believes that this space will meet our needs for the next 12 months.

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

Item 3.  Legal Proceedings

The Registrant is not involved in any legal proceedings at this time.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended March 31, 2009.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares were quoted for trading on the OTC Bulletin Board on June 23, 2006 under the symbol "TRET".  The following quotations obtained from Stockwatch reflect the highs and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	Low (Bid)	High (Ask)
April 1, 2009 to June 25, 2009	$0.15 (Bid)	$2,000 (Ask)
March 31, 2009	$0.15 (Bid)	$2,000 (Ask)
December 31, 2008	$0.15 (Bid)	$2,000 (Ask)
September 30, 2008	$0.15 (Bid)	$2,000 (Ask)
June 30, 2008	$0.15 (Bid)	$2,000 (Ask)
March 31, 2008	$0.25	$0.25
December 31, 2007	$1.01	$1.2555
September 30, 2007	$0.255	$5.50
June 30, 2007	$0.51	$11.00

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

(2) We were quoted on the OTC BB on June 23, 2006.

Our common shares are issued in registered form.  Nevada Agency & Transfer Company Limited, Suite 880, 50 West Liberty Street, Reno, Nevada, 89501 USA, (Telephone:  775-322-0626; Facsimile: 775-322-5623) is the registrar and transfer agent for our common shares.  As at March 31, 2009, the shareholders' list of our common shares showed approximately 56 registered shareholders and 20,404,600 shares outstanding.

Recent Sales of Unregistered Securities

Our Company did not sell any securities during its fiscal year ended March 31, 2009.

Equity Compensation Plan Information

As at March 31, 2009, we did not have any equity compensation plans in place.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended March 31, 2009.

Item 6.  Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.  Plan of Operation

The following Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below.  Trend Technology Corporation (the “Registrant”, “we”, or “us”) actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the audited financial statements and notes thereto and the Plan of Operation included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Forward-Looking Statements

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

We are currently seeking new sources of financing in order to continue our mineral exploration activities.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.  Financial Statements and Supplementary Data

Our audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following audited financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated June 24, 2009

Balance Sheets as of March 31, 2009 and 2008

Statements of Operations from March 1, 2003 (commencement of operations) to March 31, 2009 and for the years ended March 31, 2009 and 2008

Statements of Stockholders’ Equity (Deficit) for period from March 1, 2003 (commencement of operations) to March 31, 2009

Statements of Cash Flows from March 1, 2003 (commencement of operations) to March 31, 2009 and for the years ended March 31, 2009 and 2008

Notes to the Financial Statements

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Financial Statements

(Expressed in U.S. Dollars)

March 31, 2009

Index

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Stockholders’ Equity (Deficit)

Statements of Cash Flows

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Trend Technology Corporation

Vancouver, British Columbia

CANADA

We have audited the accompanying balance sheets of Trend Technology Corporation ("the Company") (an exploration stage company) as of March 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period from March 1, 2003 (date of inception) to March 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trend Technology Corporation (an exploration stage company) as of March 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and for the period from March 1, 2003 (date of inception) to March 31, 2009, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not realized any revenue from operations since inception and requires additional funds to maintain its operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

June 24, 2009

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Balance Sheets
(Expressed in U.S. Dollars)

	March 31,	March 31,
	2009	2008

ASSETS

Current Assets
Cash	$ 805	$ 13,487
Prepaid expenses	1,650	1,800
Total Current Assets	2,455	15,287

Total Assets	$ 2,455	$ 15,287

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses (Note 4)	$ 9,498	$ 6,650
Loan payable, related party (Note 4)	3,968	-
Loan payable (Note 4)	7,935	-
Total Current Liabilities	21,401	6,650

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock (Note 6)
Authorized:
100,000,000 shares of common stock with a par value of $0.0001
Issued and outstanding:
20,404,600 shares of common stock	2,040	2,040

Additional paid-in capital	156,983	156,983
Deficit accumulated during the exploration stage	(177,969)	(150,386)
Total Stockholders' Equity (Deficit)	(18,946)	8,637

Total Liabilities and Stockholders’ Equity	$ 2,455	$ 15,287

The accompanying notes are an integral part of these financial statements.

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Statements of Operations
(Expressed in U.S. Dollars)

	March 1, 2003
	(commencement	Year	Year
	of operation) to	Ended	Ended
	March 31,	March 31,	March 31,
	2009	2009	2008

Expenses
Bank charges, interest, and exchange (gain) loss	$ 3,723	$ (15)	$ 101
Filing and transfer agent fees	16,938	3,778	3,861
Office and miscellaneous	20,672	4,648	7,461
Mineral exploration	48,587	-	-
Professional fees	87,608	19,172	21,850
Travel expenses	441	-	-
Total expenses	177,969	27,583	33,273

Net loss for the period	$ (177,969)	$ (27,583)	$ (33,273)

Loss per shares - basic and diluted		$ (0.00)	$ (0.00)

Weighted average number of shares
outstanding - basic and diluted		20,404,600	20,404,600

The accompanying notes are an integral part of these financial statements.

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Statements of Stockholders' Equity (Deficit)
Period from March 1, 2003 (commencement of operations) to March 31, 2009
(Expressed in U.S. Dollars)

				Deficit
				accumulated	Total
			Additional	during the	stockholders'
	Common stock		paid-in	exploration	equity
	Shares	Amount	capital	stage	(deficit)

Issuance of common stock for cash at $0.01 per share	19,804,600	$ 1,980	$ 97,043	$ -	$ 99,023

Net loss and comprehensive loss for the period	-	-	-	(7,433)	(7,433)

Balance, March 31, 2004	19,804,600	1,980	97,043	(7,433)	91,590

Net loss and comprehensive loss for the year	-	-	-	(32,493)	(32,493)

Balance, March 31, 2005	19,804,600	1,980	97,043	(39,926)	59,097

Issuance of common stock for cash at $0.20 per share	600,000	60	59,940	-	60,000

Net loss and comprehensive loss for the year	-	-	-	(38,944)	(38,944)

Balance, March 31, 2006	20,404,600	2,040	156,983	(78,870)	80,153

Net loss and comprehensive loss for the year	-	-	-	(38,243)	(38,243)

Balance, March 31, 2007	20,404,600	2,040	156,983	(117,113)	41,910

Net loss and comprehensive loss for the year	-	-	-	(33,273)	(33,273)

Balance, March 31, 2008	20,404,600	2,040	156,983	(150,386)	8,637

Net loss and comprehensive loss for the year	-	-	-	(27,583)	(27,583)

Balance, March 31, 2009	20,404,600	$ 2,040	$ 156,983	$(177,969)	$ (18,946)

The accompanying notes are an integral part of these financial statements

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Statements of Cash Flows
(Expressed in U.S. Dollars)

	March 1, 2003
	(commencement	Year	Year
	of operation) to	Ended	Ended
	March 31,	March 31,	March 31,
	2009	2009	2008

Cash flows from operating activities
Net loss for the period	$ (177,969)	$ (27,583)	$ (33,273)
Adjustments to reconcile net loss to net cash
used in operating activities :
Prepaid expenses	(1,650)	150	(150)
Accounts payable and accrued expenses	9,498	2,848	5,503
Net cash flows used in operating activities	(170,121)	(24,585)	(27,920)

Cash flows from financing activities
Proceeds from issuance of common stock	159,023	-	-
Loan proceeds	11,903	11,903	-
Net cash flows provided by financing activities	170,926	11,903	-

Increase (decrease) in cash during the period	805	(12,682)	(27,920)

Cash, beginning of period	-	13,487	41,407

Cash, end of period	$ 805	$ 805	$ 13,487

Supplemental cash flow information

Interest paid in cash	$ 4	$ -	$ 4

Income taxes paid in cash	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to the financial statements

(Expressed in U.S. Dollars)

March 31, 2009

1.

Nature of Operations and Going Concern Matters

Trend Technology Corporation (the “Company”) was formed on February 16, 2001 under the laws of the State of Nevada and commenced operations on March 1, 2003.  It is engaged in the acquisition and exploration of mineral properties.  The Company has an office in Vancouver, British Columbia, Canada.  The Company had no operations before March 1, 2003.

In view of certain conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.  Management believes that its current and future plans enable it to continue as a going concern.  Management plans to continue to seek other sources of debt and equity financing on favorable terms and expects to keep its operating costs to a minimum until cash is available through financing or operating activities.  There are no assurances that the Company will be successful in achieving these goals.  The Company has incurred a loss of $27,583 for the year ended March 31, 2009 and at March 31, 2009 has an accumulated deficit of $177,969.  These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

2.

Significant Accounting Policies

(a)

Principles of Accounting

These financial statements are stated in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

(b)

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As of March 31, 2009 and 2008, cash and cash equivalents consists of cash only.

(c)

Mineral Properties and Exploration Expenses

Acquisition and exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred.  The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production.  As at March 31, 2009 and 2008, the Company did not have proven reserves.

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to the financial statements

(Expressed in U.S. Dollars)

March 31, 2009

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

(e)

Earnings (Loss) Per Share

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements.  Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings (loss) per share is computed by dividing net loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding and issuable (denominator) for the period.  All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.  All loss per share amounts in the financial statements are basic loss per share because the inclusion of stock options and warrants outstanding would be antidilutive.

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

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to the financial statements

(Expressed in U.S. Dollars)

March 31, 2009

2.

Significant Accounting Policies - Continued

(g)

Fair Value of Financial Instruments - Continued

The respective carrying value of certain financial instruments approximated their fair value.  These financial instruments include cash, accounts payable, loan payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments, since they are short term in nature.  Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.  The Company is operating outside of the United States of America and has significant exposure to foreign currency risk due to the fluctuation of the currency in which the Company operates and the U.S. dollar.

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

In July 2006, the FASB issued FIN No.48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109.  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No.48 is effective for fiscal years beginning after December 15, 2006. The adoption of this interpretation did not have a material impact on the Company’s results of operations or financial position. As such, the Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties. The acceptability of the 2008 and 2007 tax positions by the taxing authorities has not been determined.

(i)

Asset Retirement Obligations

The Company recognizes a liability for future retirement obligations associated with the Company’s mineral properties. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted rate. This liability is capitalized as part of the cost of the related asset and amortized over its productive life. The liability accretes until the Company settles the obligation. As of March 31, 2009 and 2008, the Company had no asset retirement obligation.

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to the financial statements

(Expressed in U.S. Dollars)

March 31, 2009

2.

Significant Accounting Policies - Continued

(j)

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  The Company is disclosing this information on its Statement of Stockholders' Equity (Deficit). Comprehensive income comprises all transactions affecting equity except those resulting from investments by owners and distributions to owners.

The Company has no material elements of "other comprehensive income" for the years ended March 31, 2009 and 2008 and the period from March 1, 2003 (commencement of operations) to March 31, 2009.

(k)

New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 107-1 and Accounting Principal Board (“APB 28-1”) ("FSP FAS 107-1 and APB 28-1"), "Interim Disclosures about Fair Value of Financial Instruments".  FSP 107-1 amends SFAS 107, "Disclosure about Fair Value of Financial Instruments", and Accounting Principles Board Opinion No. 28, "Interim Financial Reporting", to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  The Company is required to adopt FSP FAS 107-1 and APB 28-1 in the quarter ended June 30, 2009.  The Company does not currently believe that adopting this FSP will have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. FSP FAS 115-2 and FAS 124-2 ("FSP FAS 115-2 and FAS 124-2"), "Recognition and Presentation of Other-Than-Temporary Impairments".  FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company is required to adopt FSP FAS 115-2 and FAS 124-2 in the quarter ended June 30, 2009.  The Company does not currently believe that adopting this FSP will have a material impact on the Company’s financial statements.

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to the financial statements

(Expressed in U.S. Dollars)

March 31, 2009

2.

Significant Accounting Policies - Continued

(k)

New Accounting Pronouncements - Continued

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4 ("FSP FAS 157-4"), "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly".  The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, "Fair Value Measurements", when the volume and level of activity for the asset or liability have significantly decreased.  This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  The Company is required to adopt FSP FAS 157-4 in the quarter ended June 30, 2009.  The Company does not currently believe that adopting this FSP will have a material impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

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

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to the financial statements

(Expressed in U.S. Dollars)

March 31, 2009

3.

Mineral Properties and Exploration - Continued

	March 1, 2003
	(Commencement of	Year ended
	operation) to	March 31,
	March 31, 2009	2009	2008
Mineral Exploration Expenses:
(a) Copper Prince Property
Consulting	$23,000	$-	$-
Geochemical survey	2,700	-	-
Geophysical survey	4,237	-	-
Travel	6,800	-	-
	$36,737	$-	$-
(b) Dalvenie Property
Acquisition cost	$1,800	$-	$-
Assay fees	1,000	-	-
Consulting	5,050	-	-
Legal and regulatory	1,000	-	-
Travel	3,000	-	-
	$11,850	$-	$-
Total	$48,587	$-	$-

4.

Loans payable

At March 31, 2009, the Company received operating loans of CAD$5,000 (US$3,968) and CAD$10,000 (US$7,935) from a shareholder and a third party company respectively.  Both loans bear annual interest at 5% and are due on demand.  A total of $219 has been accrued as interest payable as of March 31, 2009.  This interest payable is included in the balance sheets as “Accounts payable and accrued expenses”.

Also see note 9.

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to the financial statements

(Expressed in U.S. Dollars)

March 31, 2009

5.

Related Party Transactions

At March 31, 2009, $50 was due to an officer on expenses incurred for exploration work in 2006 and $1,715 was due to a law firm related to a significant stockholder on expenses incurred for the Company.

Certain directors and officers of the Company provide services to the Company and receive nominal compensation for their services.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

6.

Share Capital

On September 26, 2007, the Company completed a forward common stock split of 2 new shares for 1 outstanding old share. The financial statements have been retroactively restated to reflect the split.

7.

Segmented Information

The Company’s business is considered as operating in one segment based upon the Company’s organizational structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations.

8.

Income Tax

As at March 31, 2009, the Company has estimated net operating losses carryforward for tax purposes of approximately $178,000 (2008 – $150,000) which will expire starting in 2026 through 2029. This amount may be applied against future federal taxable income. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to the financial statements

(Expressed in U.S. Dollars)

March 31, 2009

8.

Income Tax - Continued

The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

                                                                                                                                       2009                          2008

        Tax loss carryforwards                                                                          $         62,000              $        51,000

        Valuation allowance                                                                                       (62,000)                      (51,000)

                                                                                                                          $                 -                $                 -

The changes in the valuation allowance from 2007 to 2008 and 2008 to 2009 were increases of $11,000.

9.

Subsequent Events

On May 11, 2009, a third party company forgave the outstanding loan of CDN$10,000 ($7,935) and the related interest repayable by the Company.

On May 11, 2009, a shareholder of the Company forgave the outstanding loan of CDN$5,000 ($3,968) and the related interest repayable by the Company.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure with any of our accountants in the two most recent fiscal years.

Item 9A.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being March 31, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer.  Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures were not effective as of March 31, 2009 because we identified material weaknesses in our internal control over financial reporting as described below.  There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have affected, or are reasonably likely to affect our internal controls over financial reporting.

Despite the fact that all financial transactions are personally reviewed by our C.F.O., there are not enough independent employees or members of management to provide third party oversight and review of our C.F.O.’s activities.  For the foreseeable future, our company will be relatively inactive and will continue to process a relatively small number of financial transactions on a monthly and annual basis.  The number of individuals available to provide management oversight and reviews will be few and accordingly, we expect to have material weaknesses in our internal control over financial reporting until at least the completion of our 2010 fiscal year end on March 31, 2010.

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

(b)

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and for evaluating the effectiveness of internal control over financial reporting as of March 31, 2009.  Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (“US GAAP”).  Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP; and our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management evaluated the effectiveness of our internal control over financial reporting as of March 31, 2009 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on such evaluation, management determined that our internal control over financial reporting was not effective as of March 31, 2009 because the following material weakness in internal control over financial reporting existed as of March 31, 2009:

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

This annual report does not include an attestation report of the Registrant’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Registrant’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Registrant to provide only management’s report in this annual report.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

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

Name	Position Held With the Registrant	Age	Date First Elected or Appointed
Leonard MacMillan	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	59	April 20, 2004
Gerry Diakow	Vice President of Exploration	58	November 15, 2004

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

Directorships

Name	Age	Position	Other Reporting Companies In Canada or the United States
			Company	Position
Leonard MacMillan	58	Director Chief Executive Officer Chief Financial Officer Secretary	Lexaria Corp.	Vice President of Corporate Development and Director

Board and Committee Meetings

The Board of Directors of the Registrant held no formal meetings during the year ended March 31, 2009.  All proceedings of the Board of Directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and the By-laws of the Registrant, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended March 31, 2009 our only standing committee of the Board of Directors was our audit committee.

Audit Committee

Currently our audit committee consists of our entire Board of Directors.  We currently do not have nominating, compensation committees or committees performing similar functions.  There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal 2009/2008, there were informal meetings held by this Committee.  The business of the Audit Committee was conducted by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the Audit Committee.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended March 31, 2009, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

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

Nominating Committee, Audit Committee and Compensation Committee

Our board of directors, consisting of one member, also constitutes each of the nominating committee, audit committee and compensation committee.  Given that our officers work on behalf of our company for no cash compensation, there is no purpose in forming an independent compensation committee.  Additionally, there is currently no function to be administered by a nominating committee as our existing officers and directors will be serving in those positions through the end of the 2010 fiscal year.  Our entire board of directors reviews the quarterly and annual financial statements and serves as a de facto audit committee.

Shareholder Communications

Investors and shareholders are able to send correspondence to the Registrant by mail or facsimile.

Item 11.  Executive Compensation

Our President, C.E.O., C.F.O. and Secretary, Mr. Leonard MacMillan, has agreed to act in those capacities without compensation until authorized by the board of directors, which is not expected to occur until we have generated revenues from operations.  Our Vice President of Exploration, Mr. Gerry Diakow was paid a monthly retainer of $1,000 during the year ended March 31, 2005 and a monthly retainer of $1,000 during the period April 1, 2005 to December 31, 2005.  This retainer was paid in recognition of the ongoing work Mr. Diakow does in sourcing and appraising potential exploration property prospects on our behalf.  Our officers and directors are not accruing any compensation pursuant to any agreement with us.  We have not authorized any securities for issuance under equity compensation plans.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended March 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- Sation ($)	Non- Qualified Deferred Compen- Sation ($)	All Other Comp- ensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Leonard MacMillan, C.F.O., Secretary and Director	2007 2008 2009	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	0 0 0	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00
Gerry Diakow, Vice President of Exploration	2007 2008 2009	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	0 0 0	$0.00 $0.00 $0.00	$0.00 $0.00 $0.00	0 0 0

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

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings.  We did not pay director's fees or other cash compensation for services rendered as a director in the year ended March 31, 2009.

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

Employment Contracts

No consulting fees were paid during our fiscal years ended March 31, 2008 and 2009.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 17, 2009, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

The balance of our outstanding common stock is held by approximately 56 registered shareholders.  We have 20,404,600 common shares issued and outstanding.

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

Item 13.  Certain Relationships and Related Transactions and Director Independence

Except for related party transactions disclosed elsewhere, we have not entered into any related party transactions in the last fiscal year.  Our officers and directors are not related by blood or marriage.  Our former President and C.E.O., Mr. Gerald Tuskey, our President, C.E.O., C.F.O. and Secretary, Mr. Leonard MacMillan may be defined as promoters of our company based on their initiative in organizing and developing the business of our company.  Mr. Tuskey and Mr. MacMillan have not received any asset of value including money, property, contracts, options or rights directly or indirectly from our company.  Mr. MacMillan has purchased shares in our company at a price of $0.01 per share.

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

Item 14.  Principal Accountant Fees and Services

Audit Fees

For the fiscal year ended March 31, 2009, the aggregate fees billed or accrued by Peterson Sullivan LLP for professional services rendered for the audit of our annual financial statements and review of the financial statements including our Quarterly Reports on Form 10-Q were $15,666.  For the fiscal year ended March 31, 2008, the aggregate fees billed or accrued by Peterson Sullivan LLP for professional services rendered for the audit of our annual financial statements and review of the financial statements including our Quarterly Reports on Form 10-QSB were $16,500.

Audit Related Fees

For the period ended March 31, 2009, the aggregate fees billed for assurance and related services by Peterson Sullivan LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0.00.  For the period ended March 31, 2008, the aggregate fees billed for assurance and related services by Peterson Sullivan LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0.00.

Tax Fees

For the period ended March 31, 2009, the aggregate fees billed by Peterson Sullivan LLP for other non-audit professional services, other than those services listed above, are expected to be $2,500.  For the period ended March 31, 2008, the aggregate fees billed by Peterson Sullivan LLP for other non-audit professional services, other than those services listed above, are expected to be $2,000.

We do not use Peterson Sullivan LLP for financial information system design and implementation.  These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers.  We do not engage Peterson Sullivan LLP to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Peterson Sullivan LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

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

The board of directors has considered the nature and amount of fees billed by Peterson Sullivan LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Peterson Sullivan LLP’s independence.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)

Documents filed as part of this report:

(1)

Financial Statements:  The following audited financial statements and report of independent registered public accounting firm are set forth in Part II, Item 8 of this report:

Report of Independent Registered Public Accounting Firm, dated June 24, 2009

Balance Sheets as of March 31, 2009 and 2008

Statements of Operations from March 1, 2003 (commencement of operations) to March 31, 2009 and for the years ended March 31, 2009 and 2008

Statements of Stockholders’ Equity (Deficit) for period from March 1, 2003 (commencement of operations) to March 31, 2009

Statements of Cash Flows from March 1, 2003 (commencement of operations) to March 31, 2009 and for the years ended March 31, 2009 and 2008

Notes to the Financial Statements

(2)

Financial statement schedules:  Not Applicable

(3)

Exhibit Listing

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference from our Form 10-SB filed on October 7, 2004)
3.2	Bylaws (incorporated by reference from our Form 10-SB filed on October 7, 2004)
31	Section 302 Certification under Sarbanes-Oxley Act of 2002 of CEO and CFO
32	Section 906 Certification under Sarbanes-Oxley Act of 2002 of CEO and CFO

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREND TECHNOLOGY CORPORATION

Dated:  June 26, 2009

Per:

/s/Leonard MacMillan

Leonard MacMillan,

President, C.E.O., C.F.O., Secretary

and Director (Principal Financial Officer

and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

Dated:  June 26, 2009

Per:

/s/Leonard MacMillan

Leonard MacMillan,

President, C.E.O., C.F.O., Secretary

and Director (Principal Financial Officer

and Principal Accounting Officer)