Form 10-Q
period 2009-06-30
TREND TECHNOLOGY CORP
filed 2009-08-13
CIK 1137239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			June 30, 2009
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-50978
TREND TECHNOLOGY CORPORATION
(Exact name of registrant as specified in its charter)
Nevada				98-0343712
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
1210 – 777 Hornby Street, Vancouver, B.C.				V6Z 1S4
(Address of principal executive offices)				(Zip Code)
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
20,504,595 common shares issued and outstanding as of August 12, 2009

TREND TECHNOLOGY CORPORATION

INDEX

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Unaudited Balance Sheets as of June 30, 2009 and March 31, 2009

Unaudited Statements of Operations for the three month periods ended June 30, 20009 and 2008 and for the period from March 1, 2003 to June 30, 2009

Unaudited Statements of Stockholders' Equity (deficit) for the period from March 1, 2003 to June 30, 2009

Unaudited Statements of Cash Flows for the three month periods ended June 30, 2009 and 2008 and for the period from March 1, 2003 to June 30, 2009

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

June 30, 2009

Index

Balance Sheets

Statements of Operations

Statements of Stockholders’ Equity (Deficit)

Statements of Cash Flows

Condensed Notes to Financial Statements

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)
	June 30,	March 31,
	2009	2009

ASSETS

Current Assets
Cash	$ 19,979	$ 805
Prepaid expenses	1,200	1,650
Total Current Assets	21,179	2,455

Total Assets	$ 21,179	$ 2,455

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$ 8,770	$ 9,498
Loan payable, related party (Note 7)	-	3,968
Loan payable (Note 7)	-	7,935
Total Current Liabilities	8,770	21,401

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock (Note 9)
Authorized:
100,000,000 shares of common stock with a par value of $0.0001
Issued and outstanding:
20,504,595 shares of common stock (March 31, 2009: 20,404,600)	2,050	2,040

Additional paid-in capital	181,972	156,983
Deficit accumulated during the exploration stage	(171,613)	(177,969)
Total Stockholders' Equity (Deficit)	12,409	(18,946)

Total Liabilities and Stockholders’ Equity	$ 21,179	$ 2,455

The accompanying notes are an integral part of these financial statements.

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	March 1, 2003	Three	Three
	(commencement	Months	Months
	of operation) to	Ended	Ended
	June 30,	June 30,	June 30,
	2009	2009	2008

Expenses
Bank charges, interest, and exchange (gain) loss	$ 3,687	$ (36)	$ 22
Filing and transfer agent fees	20,302	3,364	600
Office and miscellaneous	22,400	1,728	1,198
Mineral exploration	48,587	-	-
Professional fees	88,390	782	4,291
Travel expenses	441	-	-
Total expenses	183,807	5,838	6,111

Other income from loans forgiven	12,194	12,194	-

Net income (loss) for the period	$ (171,613)	$ 6,356	$ (6,111)

Income (Loss) per shares - basic and diluted		$ 0.00	$ (0.00)

Weighted average number of shares
outstanding - basic and diluted		20,426,577	20,404,600

The accompanying notes are an integral part of these financial statements.

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Statements of Stockholders' Equity (Deficit)
Period from March 1, 2003 (commencement of operations) to June 30, 2009
(Expressed in U.S. Dollars)
(Unaudited)
				Deficit
				accumulated	Total
			Additional	during the	stockholders'
	Common stock		paid-in	exploration	equity
	Shares	Amount	capital	stage	(deficit)

Issuance of common stock for cash at $0.01 per share	19,804,600	$ 1,980	$ 97,043	$ -	$ 99,023

Net loss and comprehensive loss for the period	-	-	-	(7,433)	(7,433)

Balance, March 31, 2004	19,804,600	1,980	97,043	(7,433)	91,590

Net loss and comprehensive loss for the year	-	-	-	(32,493)	(32,493)

Balance, March 31, 2005	19,804,600	1,980	97,043	(39,926)	59,097

Issuance of common stock for cash at $0.20 per share	600,000	60	59,940	-	60,000

Net loss and comprehensive loss for the year	-	-	-	(38,944)	(38,944)

Balance, March 31, 2006	20,404,600	2,040	156,983	(78,870)	80,153

Net loss and comprehensive loss for the year	-	-	-	(38,243)	(38,243)

Balance, March 31, 2007	20,404,600	2,040	156,983	(117,113)	41,910

Net loss and comprehensive loss for the year	-	-	-	(33,273)	(33,273)

Balance, March 31, 2008	20,404,600	2,040	156,983	(150,386)	8,637

Net loss and comprehensive loss for the year	-	-	-	(27,583)	(27,583)

Balance, March 31, 2009	20,404,600	2,040	156,983	(177,969)	(18,946)

Issuance of common stock for cash at $0.25 per share	99,995	10	24,989	-	24,999

Net loss and comprehensive loss for the period	-	-	-	6,356	6,356

Balance, June 30, 2009	20,504,595	$ 2,050	$ 181,972	$ (171,613)	$ 12,409

The accompanying notes are an integral part of these financial statements.

TREND TECHNOLOGY CORPORATION
(An exploration stage company)

Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)
	March 1, 2003	Three	Three
	(commencement	Months	Months
	of operation) to	Ended	Ended
	June 30,	June 30,	June 30,
	2009	2009	2008

Cash flows used in operating activities
Net income (loss) for the period	$ (171,613)	$ 6,356	$ (6,111)
Forgiveness of loans and interest payable	(12,194)	(12,194)	-
Adjustments to reconcile net income (loss) to net cash
used in operating activities :
Prepaid expenses	(1,200)	450	600
Accounts payable and accrued expenses	9,061	(437)	(311)
Net cash flows used in operating activities	(175,946)	(5,825)	(5,822)

Cash flows from financing activities
Proceeds from issuance of common stock	184,022	24,999	-
Loan proceeds	11,903	-	-
Net cash flows provided by financing activities	195,925	24,999	-

Increase (decrease) in cash during the period	19,979	19,174	(5,822)

Cash, beginning of period	-	805	13,487

Cash, end of period	$ 19,979	$ 19,979	$ 7,665

Supplemental cash flow information

Interest paid in cash	$ 4	$ -	$ -

Income taxes paid in cash	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

June 30, 2009

1.

Nature of Operations

Trend Technology Corporation (the “Company”) was formed on February 16, 2001 under the laws of the State of Nevada and commenced operations on March 1, 2003.  It is engaged in the acquisition and exploration of mineral properties.  The Company has an office in Vancouver, British Columbia, Canada. The Company had no operations before March 1, 2003.

2.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instruction from Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in the audited financial statements and should be read in conjunction with the Company’s audited financial statements for fiscal year ended March 31, 2009 filed with the United States Securities and Exchange Commission. The result of operations for the interim periods presented is not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited interim balance sheets, statements of operations, stockholders’ equity (deficit), and cash flows reflected all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at June 30, 2009, and the results of operations and cash flows for the three months ended June 30, 2009, and for the period from March 1, 2003 (Date of Commencement) to June 30, 2009.

3.

Going Concern Matters

In view of certain conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern. Management plans to continue to seek other sources of debt and equity financing on favorable terms and expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals. The Company has not generated cash from operations yet and has an accumulated deficit of $171,613. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

June 30, 2009

4.

Recent Accounting Pronouncements

New accounting pronouncement recently adopted:

(a)

Intangible assets

On April 1, 2009, the Company adopted FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). This standard is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”) and other GAAP. The measurement provisions of this standard applied only to intangible assets acquired after the effective date. The adoption of the standard does not have a material impact on the Company.

(b)

Loss per share

On April 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. EITF 03-6-1 (“FSP EITF 03-6-1”), Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.  FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards. FSP EITF 03-6-1 states that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The adoption of FSP EITF 03-6-1 does not have a material impact on the Company’s financial statements.

(c)

Fair value of financial instruments

On April 1, 2009, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

June 30, 2009

4.

Recent Accounting Pronouncements – Continued

New accounting pronouncement recently adopted – Continued:

•

Level one – Quoted market prices in active markets for identical assets or liabilities;

•

Level two – Inputs other than level one inputs that are either directly or indirectly observable; and

•

Level three – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

The adoption of SFAS 157 has no material effect on the Company’s financial position or results of operations. The book values of cash and cash equivalents, accounts and note payable approximate their respective fair values due to the short-term nature of these instruments. The Company has no assets or liabilities that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the period ended June 30, 2009.

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued FASB No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of the standard will not have a material impact on the Company.

In June 2009, the FASB issued FASB No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the standard will not have a material impact on the Company.

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

June 30, 2009

4.

Recent Accounting Pronouncements – Continued

Recent Accounting Pronouncements – Continued:

In June 2009, the FASB issued FASB No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 166”).  SFAS 166 requires additional disclosures about the transfer and derecognition of financial assets and eliminates the concept of qualifying special-purpose entities under SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009.  The adoption of the standard will not have a material impact on the Company.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

5.

Earnings per share

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements.  Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.  There are no outstanding stock options or warrants at June 30, 2009.

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

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

June 30, 2009

6.

Mineral Properties and Exploration - Continued

Having completed preliminary exploration on both the Copper Prince and Dalvenie Properties without significantly encouraging results, the Company has let its claims lapse and is seeking additional exploration financing and properties.

	March 1, 2003
	(Commencement of	Three months ended
	operation) to	June 30,
	June 30, 2009	2009	2008
Mineral Exploration Expenses:
(a) Copper Prince Property
Consulting	$23,000	$-	$-
Geochemical survey	2,700	-	-
Geophysical survey	4,237	-	-
Travel	6,800	-	-
	$36,737	$-	$-
(b) Dalvenie Property
Acquisition cost	$1,800	$-	$-
Assay fees	1,000	-	-
Consulting	5,050	-	-
Legal and regulatory	1,000	-	-
Travel	3,000	-	-
	$11,850	$-	$-
Total	$48,587	$-	$-

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

June 30, 2009

7.

Loans payable

At March 31, 2009, the Company received operating loans of CAD$5,000 ($3,968) and CAD$10,000 ($7,935) from a shareholder and a third party company respectively.  Both loans bore annual interest at 5% and were due on demand. On May 11, 2009, both loans and the accrued interest due were forgiven.  As a result, $12,194 has been recognized as “Other income” in these financial statements.

8.

Related Party Transactions

See Note 7.

At June 30, 2009, $50 was due to an officer on expenses incurred for exploration work in 2006 and $1,715 was due to a law firm related to a significant stockholder on expenses incurred for the Company.

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

TREND TECHNOLOGY CORPORATION

(An exploration stage company)

Notes to the financial statements

(Expressed in U.S. Dollars)

(Unaudited)

June 30, 2009

11.

Subsequent Events

On July 3, 2009, the Company entered into a Binding Letter of Intent (“LOI”) with American Energy Company (“AEC”).  The Company will acquire 100% of AEC's issued and outstanding stock owned by the shareholders of AEC (the "Acquisition").  Upon completion of the Acquisition, AEC will become a wholly owned subsidiary of the Company. It is anticipated that the Acquisition will be structured to qualify as a tax-free reorganization pursuant to Section 368 of the Internal Revenue Code. AEC and AEC’s shareholders shall receive a total of 17,000,000 shares of the Company’s common stock upon the closing of the Acquisition (the “Closing”), in exchange for all of the AEC’s Shares. Upon closing the Company will have 32,000,000 shares issued and outstanding, with 1,000,000 shares held in escrow to be issued against the drawdown of funds as scheduled.  As funds are drawn down, restricted shares shall be released from the escrow.  The shares in escrow shall be priced at $1.00 per share.  Both parties shall negotiate in good faith a bonus package (“Bonus Package”) for AEC’s officers, directors and key employees. This Bonus Package shall be in accordance with industry standards and each manager of AEC shall receive a monthly salary comparative to other executives in the same capacity as set forth in Founder's Employment Agreement which is within industry standards.

AEC shall be provided with sufficient operating capital to achieve certain milestones as per a pre-approved budget. Budget and milestones must be mutually agreed upon prior to Acquisition.  Within 5 business days of signing the LOI, the Company provided to AEC the sum of $200,000. These funds shall be utilized to complete the business combination including, but not limited to, an audit, filings and transfer agent fees, as well as refundable earnest money $100,000 deposit for the Massive, Blue Mountain Ventures, and Patrick property Coal Deals.  The balance of $800,000 will be disbursed in accordance with the following schedule:

Tranche 1 - $400,000: Upon the completing the acquisition of the Massive, Blue Mountain Ventures, and Patrick property Coal Deals.

Tranche 2 - $400,000: Filing the Super 8K with the Securities and Exchange Commission announcing the closing of this business combination.

Subsequent events have been considered through August 10, 2009.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below.  Trend Technology Corporation (the “Company”, “we”, “us” or “our”) actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the unaudited financial statements and notes thereto and the Plan of Operation included in this quarterly report on Form 10-Q for the quarter ended June 30, 2009.

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

In June, 2009, we raised proceeds of $24,998.70 through a Regulation S private placement of 99,995 common shares at $0.25 per share.  These proceeds are being used for working capital.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being June 30, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer.  Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures were not effective as of June 30, 2009 because we identified material weaknesses in our internal control over financial reporting as described below.  There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have affected, or are reasonably likely to affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June, 2009, we raised proceeds of $24,998.70 through a Regulation S private placement of 99,995 common shares at $0.25 per share.  These proceeds are being used for working capital.

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

TREND TECHNOLOGY CORPORATION

Dated:  August 12, 2009

Per:

/s/Leonard MacMillan

Leonard MacMillan,

President, C.E.O. and Director