Form 10-Q
period 2009-09-30
TREND TECHNOLOGY CORP
filed 2009-11-23
CIK 1137239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _______________ to ___________________

Commission File Number : 000-50978

AMERICAS ENERGY COMPANY - AECo
(Exact name of registrant as specified in its charter)

Nevada		98-0343712
(State or other jurisdiction of incorporation of organization)		(I.R.S. Employer Identification No.)

1210 - 77 Hornby Street, Vancouver, B.C., V6Z 1S4
(Address of principal executive offices)

604-681-9588
(Issuer's telephone number)

TREND TECHNOLOGY INCORPORATION
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the Definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer    ☐ Accelerated filer  ☐ Non-accelerated filer    ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No☐

The number of shares outstanding of each of the issuer's classes of common equity as of November 16, 2009: 20,504,595 shares of common stock.

AMERICAS ENERGY COMPANY-Aeco
(Previously known as Trend Technology Corporation)
(An exploration stage company)
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	September 30,	March 31,
	2009	2009

ASSETS

Current Assets
Cash	$-	$805
Prepaid expenses	750	1,650
Deposit for the Definitive Merger Agreement (Note 12)	600,000	-
Total Current Assets	600,750	2,455

Total Assets	$600,750	$2,455

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$6,875	$9,498
Loan payable, related party (Note 7)	-	3,968
Loan payable (Note 7)	-	7,935
Total Current Liabilities	6,875	21,401

Long-Term Debt (Note 8)	600,000	-

STOCKHOLDERS' DEFICIT
Common Stock (Note 10)
Authorized:
100,000,000 shares of common stock with a par value of $0.0001
Issued and outstanding:
20,504,595 shares of common stock (March 31, 2009: 20,404,600)	2,050	2,040

Additional paid-in capital	181,972	156,983
Deficit accumulated during the exploration stage	(190,147)	(177,969)
Total Stockholders' Deficit	(6,125)	(18,946)

Total Liabilities and Stockholders’ Deficit	$600,750	$2,455

The accompanying notes are an integral part of these financial statements.

AMERICAS ENERGY COMPANY-Aeco
(Previously known as Trend Technology Corporation)
(An exploration stage company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	March 1, 2003	Three	Three	Six	Six
	(commencement	Months	Months	Months	Months
	of operation) to	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2009	2008	2009	2008

Expenses
Bank charges and exchange (gain) loss	$3,401	$39	$23	$(70)	$45
Interest expenses	4,845	4,520	-	4,593	-
Filing and transfer agent fees	21,711	1,409	621	4,773	1,221
Office and miscellaneous	24,272	1,872	12	3,600	25
Mineral exploration	48,587	-	-	-	-
Professional fees	99,084	10,694	2,378	11,476	7,854
Travel expenses	441	-	-	-	-
Total expenses	202,341	18,534	3,034	24,372	9,145

Other income from loans forgiven	12,194	-	-	12,194	-

Net loss for the period	$(190,147)	$(18,534)	$(3,034)	$(12,178)	$(9,145)

Loss per shares - basic and diluted		$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares
outstanding - basic and diluted		20,504,595	20,404,600	20,465,799	20,404,600

The accompanying notes are an integral part of these financial statements.

AMERICAS ENERGY COMPANY-Aeco
(Previously known as Trend Technology Corporation)
(An exploration stage company)
Statements of Stockholders' Equity (Deficit)
Period from March 1, 2003 (commencement of operations) to September 30, 2009
(Expressed in U.S. Dollars)
(Unaudited)

				Deficit
				accumulated	Total
			Additional	during the	stockholders'
	Common stock		paid-in	exploration	equity
	Shares	Amount	capital	stage	(deficit)

Issuance of common stock for cash at $0.01 per share	19,804,600	$1,980	$97,043	$-	$99,023

Net loss and comprehensive loss for the period	-	-	-	(7,433)	(7,433)

Balance, March 31, 2004	19,804,600	1,980	97,043	(7,433)	91,590

Net loss and comprehensive loss for the year	-	-	-	(32,493)	(32,493)

Balance, March 31, 2005	19,804,600	1,980	97,043	(39,926)	59,097

Issuance of common stock for cash at $0.20 per share	600,000	60	59,940	-	60,000

Net loss and comprehensive loss for the year	-	-	-	(38,944)	(38,944)

Balance, March 31, 2006	20,404,600	2,040	156,983	(78,870)	80,153

Net loss and comprehensive loss for the year	-	-	-	(38,243)	(38,243)

Balance, March 31, 2007	20,404,600	2,040	156,983	(117,113)	41,910

Net loss and comprehensive loss for the year	-	-	-	(33,273)	(33,273)

Balance, March 31, 2008	20,404,600	2,040	156,983	(150,386)	8,637

Net loss and comprehensive loss for the year	-	-	-	(27,583)	(27,583)

Balance, March 31, 2009	20,404,600	2,040	156,983	(177,969)	(18,946)

Issuance of common stock for cash at $0.25 per share	99,995	10	24,989	-	24,999

Net loss and comprehensive loss for the period	-	-	-	(12,178)	(12,178)

Balance, September 30, 2009	20,504,595	$2,050	$181,972	$(190,147)	$(6,125)

The accompanying notes are an integral part of these financial statements.

AMERICAS ENERGY COMPANY-Aeco
(Previously known as Trend Technology Corporation)
(An exploration stage company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	March 1, 2003	Six	Six
	(commencement	Months	Months
	of operation) to	Ended	Ended
	September 30,	September 30,	September 30,
	2009	2009	2008

Cash flows used in operating activities
Net loss for the period	$(190,147)	$(12,178)	$(9,145)
Forgiveness of loans and interest payable	(12,194)	(12,194)	-
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Prepaid expenses	(750)	900	1,050
Accounts payable and accrued expenses	7,166	(2,332)	(5,067)
Net cash flows used in operating activities	(195,925)	(25,804)	(13,162)

Cash flows from financing activities
Proceeds from issuance of common stock	184,022	24,999	-
Loan proceeds	611,903	600,000	-
Net cash flows provided by financing activities	795,925	624,999	-

Cash flows used in investing activities
Advance to related party	(600,000)	(600,000)	-
Net cash flows used in investing activities	(600,000)	(600,000)	-

Decrease in cash during the period	-	(805)	(13,162)

Cash, beginning of period	-	805	13,487

Cash, end of period	$-	$-	$325

Supplemental cash flow information

Interest paid in cash	$4	$-	$-

Income taxes paid in cash	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

AMERICAS ENERGY COMPANY-Aeco
(Previously known as Trend Technology Corporation)
(An exploration stage company)
Notes to the financial statements
(Expressed in U.S. Dollars)
(Unaudited)
September 30, 2009

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements have been prepared by Americas Energy Company - Aeco (the "Company") without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with General Accepted Accounting Principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31st,, 2008 audited financial statements.  The results of operations for the period ended September 30th, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company had become a shell company and had no operating income for the quarter to September 2009 and our ability to continue as a going concern is dependent upon acquiring new business opportunities with profitable operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues.  Management’s plans include of investing in and developing all types of businesses related to the media industry.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SIGNIFICANT EVENTS

Effective 0n September 21st 2009, following the amendment to the Articles of Incorporation of the Company on August 24th 2009, the Company approved a 40 to 1 reverse split of the Company’s common stock and maintained the 155,000,000 shares authorized, consisting of 150,000,000 no par value common shares and 5,000,000 shares of Preferred Stock to be designated by the Board of Directors.

On September 28th 2009, the Company issued a total of 6,872,830 common shares to a total of nine entities as full consideration for settlement of all claims and obligations against the Company pursuant to convertible note agreements, which represented debt obligations of $2,226,185 for cash received plus accrued interest.

We sold $1,000,000 in convertible notes with a detachable warrant in the quarter ending March 31, 2007 for net proceeds of $915,000 after loan fees of $85,000. The terms of the notes are to provide 6% interest accruing beginning 90 days from the effective date, payable thereafter and have a one-year maturity. The notes are convertible at $.60 per share and include a warrant for the purchase of an additional share at $.80 for a period ending 2 years after the notes are issued. We are under the obligation to register the underlying equity with penalty if not declared effective. We did not register our shares in accordance with the agreements and have recorded a loan fee equal to the penalty required by the agreements. The loan fee is $382,500 and was calculated based on our stock’s trading price less an estimate of a discount for the thinly traded market as compared to the quantity of shares issued. The penalty shares were not issued but accrued for in the financial statements on March 31st 2007 as ‘Unissued Shares, value $382,500.

The conversion of the loan notes, accrued interest and the liability accrued for as unissued shares for 6,872,830 no par value common stock shares have been issued with a value attributed to these shares of $68,728, estimated by management as fair value and equivalent to the value per share of the stock acquired by Blue Atelier. The write-off of the remaining convertible note value, accrued interest and unissued shares of $3,041,239 is stated as an Extraordinary Item in the financial statements.

NOTE 4 – STOCK PURCHASE AGREEMENT

In March 2009, the Company entered into a stock purchase agreement with Blue Atelier, Inc.  Blue Atelier will acquire 25,000,000 newly authorized and issued stock EWorld Interactive, Inc. (“EWorld”) after EWorld executes the 40 to 1 reverse split and settlement of convertible notes and accrued interest in exchange for $250,000. Blue Atelier will provide EWorld with a non-interest bearing loan of up to $250,000 for costs and fees relating to the maintenance of the full reporting status of EWorld and its quotation of its common stock on the OTCBB. As of September 30th 2009, EWorld has borrowed $214,990 from Blue Atelier, to be credited in full against the amount due under the stock purchase agreement.

Subsequent to 30th September 2009, the Company issued 25,000,000 of common shares to Blue Atelier Inc., a Nevada Corporation as full consideration for a debt obligation arising from an agreement entered into on March 30th, 2009.

AMERICAS ENERGY COMPANY-Aeco
(Previously known as Trend Technology Corporation)
(An exploration stage company)
Notes to the financial statements
(Expressed in U.S. Dollars)
(Unaudited)
September 30, 2009

NOTE 5 – RELATED PARTY EVENTS

The company records transactions of commercial substance with related parties at fair value as determined with management. The following is a list of related party transactions and balances as of September 30th, 2009 and 2008:

	2009	2008
Closing balances at September 30
Due to shareholders	$20,600	$10,650

NOTE 6 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

1. Nature of Operations

Americas Energy Company (previously known as Trend Technology Corporation) (the “Company”) was formed on February 16, 2001 under the laws of the State of Nevada and commenced operations on March 1, 2003.  It is engaged in the acquisition and exploration of mineral properties.  The Company has an office in California, United States. The Company had no operations before March 1, 2003.

On October 14, 2009, the name of the Company was changed to Americas Energy Company in accordance with a Definitive Merger Agreement (see Note 12).

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

The accompanying unaudited interim balance sheets, statements of operations, stockholders’ equity (deficit), and cash flows reflected all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at September 30, 2009, and the results of operations and cash flows for the three and six months ended September 30, 2009, and for the period from March 1, 2003 (Date of Commencement) to September 30, 2009.

3. Going Concern Matters

In view of certain conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern. Management plans to continue to seek other sources of debt and equity financing on favorable terms and expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals. The Company has not generated cash from operations yet and has an accumulated deficit of $190,147 at September 30, 2009. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

AMERICAS ENERGY COMPANY-Aeco
(Previously known as Trend Technology Corporation)
(An exploration stage company)
Notes to the financial statements
(Expressed in U.S. Dollars)
(Unaudited)
September 30, 2009

4. Recent Accounting Pronouncements

New accounting pronouncement recently adopted:

(a) Loss per share

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

(b) Fair value of financial instruments

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

The adoption of SFAS 157 has no material effect on the Company’s financial position or results of operations. The book values of cash and cash equivalents, accounts and note payable approximate their respective fair values due to the short-term nature of these instruments. The Company has no assets or liabilities that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the period ended September 30, 2009.

4. Recent Accounting Pronouncements – Continued

Recent Issued Accounting Pronouncements

(i) Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies

In April 2009, the FASB issued Staff Position SFAS No. 141(R)-1 (“SFAS 141(R)-1”), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” which amends and clarifies FASB Statement No. 141 (revised 2007), “Business Combinations”, to address application issues on initial and subsequent recognition and measurement arising from contingencies in a business combination.  SFAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations beginning with the first annual period on or after December 15, 2008.  The adoption of SFAS 141(R)-1 did not have an impact on the Company’s financial statements.

(ii) Consolidation of Variable Interest Entities

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently assessing the impact of the adoption of SFAS 167 on the Company’s financial condition, results of operations and cash flows.

(iii) Fair Value Measurements and Disclosures
In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05 which provides additional guidance on how companies should measure liabilities at fair value and confirmed practices that have evolved when measuring fair value such as the use of quoted prices for a liability when traded as an asset. While reaffirming the existing definition of fair value, the ASU reintroduces the concept of entry value into the determination of fair value. Entry value is the amount an entity would receive to enter into an identical liability. Under the new guidance, the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. The effective date of this ASU is the first reporting period (including interim periods) after August 26, 2009. Early application is permitted for financial statements for earlier periods that have not yet been issued. The adoption of this new standard is not expected to have a material impact on the financial statements.

AMERICAS ENERGY COMPANY-Aeco
(Previously known as Trend Technology Corporation)
(An exploration stage company)
Notes to the financial statements
(Expressed in U.S. Dollars)
(Unaudited)
September 30, 2009

4. Recent Accounting Pronouncements – Continued

Recent Issued Accounting Pronouncements - Continued

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

5. Earnings per share

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements.  Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable. There are no outstanding stock options or warrants at September 30, 2009.

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

	March 1, 2003
	(Commencement of
	operation) to September 30,	Three months ended September 30,		Six months ended September 30,
	2009	2009	2008	2009	2008

Mineral Exploration Expenses:

(a) Copper Prince Property
Consulting	$23,000	$-	$-	$-	$-
Geochemical survey	2,700	-	-	-	-
Geophysical survey	4,237	-	-	-	-
Travel	6,800	-	-	-	-
	$36,737	$-	$-	$-	$-

(b) Dalvenie Property
Acquisition cost	$1,800	$-	$-	$-	$-
Assay fees	1,000	-	-	-	-
Consulting	5,050	-	-	-	-
Legal and regulatory	1,000	-	-	-	-
Travel	3,000	-	-	-	-
	$11,850	$-	$-	$-	$-

Total	$48,587	$-	$-	$-	$-

AMERICAS ENERGY COMPANY-Aeco
(Previously known as Trend Technology Corporation)
(An exploration stage company)
Notes to the financial statements
(Expressed in U.S. Dollars)
(Unaudited)
September 30, 2009

7. Loans payable

At March 31, 2009, the Company received operating loans of CAD$5,000 ($3,968) and CAD$10,000 ($7,935) from a shareholder and a third party company respectively.  Both loans bore annual interest at 5% and were due on demand. On May 11, 2009, both loans and the accrued interest due were forgiven for no consideration paid by the Company.  As a result, $12,194 has been recognized as “Other income” in these financial statements.

8. Long-term debt

During the quarter ended September 30, 2009, the Company received two loans from a third party totaling $600,000 for the payments pursuant to the Definitive Merger Agreement (“Agreement”) (see Note 12) both bearing interest at 5% per annum. The loans are secured by all of the assets of the Company. The first loan of $200,000 is due in full with all accrued interest on July 2, 2012. The second loan of $400,000 is due in full with all accrued interest on August 25, 2012. Total interest accrued up to September 30, 2009 on both loans was $4,521 which is included in accounts payable and accrued expenses.

9. Related Party Transactions

See Note 7.

At September 30, 2009, $50 was due to an officer on expenses incurred for exploration work in 2006.

Certain directors and officers of the Company provide services to the Company and receive nominal compensation for their services.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

10. Share Capital

On September 26, 2007, the Company completed a forward common stock split of 2 new shares for 1 outstanding old share.  The financial statements have been retroactively restated to reflect the split.

11. Segmented Information

The Company’s business is considered as operating in one segment based upon the Company’s organizational structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations.

12. Commitment

The Company entered into a Binding Letter of Intent with Americas Energy Company based out of Knoxville, Tennessee (“AECo-Tennessee”), on July 3, 2009. The letter of intent ("LOI") sets forth the understanding, which was reached between AECo-Tennessee, a Nevada Corporation, and the Company concerning the acquisition of AECo-Tennessee by the Company. After the signing of the LOI, the Company paid $200,000 in cash to AECo-Tennessee. The LOI was replaced by a Definitive Merger Agreement (“Agreement”) on August 21, 2009 (the “Agreement).

The Merger shall become effective at the time and date that the certificate of merger of each of AECo-Tennessee and the Company (the “Certificate of Merger”), in form and substance acceptable to the Parties, is accepted for filing by the Secretary of State of the State of Nevada in accordance with the provisions related thereto. The date and time when the Merger becomes effective are the “Effective Time.”

At the Effective Time, AECo-Tennessee shall be merged with and into the Company for cash consideration of $800,000. The Company shall be the surviving entity in the Merger (the “surviving entity”) and shall continue its corporate existence under the laws of the State of Nevada, and shall immediately effect a name change. All properties, franchises and rights belonging to the Company and AECo-Tennessee, by virtue of the Merger and without further act or deed, shall be vested in the surviving entity, which shall thenceforth be responsible for all the liabilities and obligations of each of AECo-Tennessee and the Company.

Upon completion of the business combination, the Company’s assets shall be sold to an assignee named by a law firm at the closing for the sum of one dollar.

At September 30, 2009, a total of $600,000 had been paid to AECo-Tennessee’s shareholders.

At the Effective Time, all assets of AECo-Tennessee Common Stock outstanding immediately before the Effective Time shall be converted, by virtue of the Merger, into 17,000,000 shares of the Company Common Stock (the “Merger Shares”). It was agreed that upon closing the Company will have 32,000,000 shares issued and outstanding, with 1,000,000 shares held in escrow to be issued against the drawdown of funds and option to purchase additional shares as described in the next paragraph. These options shall exist for a period of 2 years.

As of the Effective Date after giving effect to the Merger, the shares in escrow shall be priced at $1.00 per share. When the shares are purchased, restricted shares shall be released from the escrow.

13. Subsequent Event

On October 6, 2009, an additional loan of $250,000 was received from the same third party as the Company’s previous loans (Note 8). The same amount was advanced to AEC according to the Agreement (Note 12). The loan is secured by all of the assets of the company, bears interest at 5% per annum and is due in full with all accrued interest on October 6, 2012.

Subsequent events have been considered through November 20, 2009, the date these financial statements were filed with the SEC.

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below.  Americas Energy Company (previously known as Trend Technology Corporation) (the “Company”, “we”, “us” or “our”) actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the unaudited financial statements and notes thereto and the Plan of Operation included in this quarterly report on Form 10-Q for the quarter ended September 30, 2009.

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

The company entered into a Definitive Merger Agreement – signed August 26, 2009 and dated as of August 21, 2009 (the “Agreement”), among Trend Technology Corp., a Nevada Corporation (“TRET”), and Americas Energy Company (“AEC”), a  Nevada Corporation.

Merger; Surviving Entity
In accordance with and subject to the provisions of the Agreement and the Nevada Corporations Code (“NCC”), at the Effective Time AEC shall be merged with and into TRET (the “Merger”), and TRET shall be the surviving entity in the Merger (the “surviving entity”) and shall continue its corporate existence under the laws of the State of Nevada, and shall immediately effect a name change.  At the Effective Time, the separate existence of TRET shall cease.  All properties, franchises and rights belonging to TRET and AEC, by virtue of the Merger and without further act or deed, shall be vested in the surviving entity, which shall thenceforth be responsible for all the liabilities and obligations of each of AEC and TRET.

TRET Current Assets
Upon completion of the business combination, TRET’s assets as of today’s date shall be sold to an assign named by Lanham & Lanham, LLC at the closing for the sum of one dollar ($1.00). AEC hereby agrees to cooperate in taking the necessary steps to transfer the right, title and interest in the assets of TRET to the assigned.

Cash Consideration due AEC
The parties have agreed to cash consideration of eight-hundred thousand US dollars ($800,000) will be disbursed in accordance with the following schedule:
Tranche 1 - $400,000: Upon the signing of the Definitive Agreement. AEC shall provide bank-wiring instructions.

Tranche 2 - $400,000: Filing the Super 8K with the Securities and Exchange Commission announcing the closing of this business combination.  Closing of the business combination – the “Effective Time” to AEC for all licenses, rights and properties included and limited to AEC Assets to be transferred to TRET.

Equity Consideration due AEC shareholders.
Conversion of Common Stock - At the Effective Time, all assets of AEC Common Stock outstanding immediately before the Effective Time shall be converted, by virtue of the Merger, into Seventeen million (17,000,000) shares of TRET Common Stock (the “Merger Shares”). It is hereby agreed that upon closing the TRET will have thirty-two million (32,000,000) shares issued and outstanding.  With one million (1,000,000) shares held in escrow to be issued against the drawdown of funds and option to purchase additional shares as described herein paragraph (a) below.  These options shall exist for a period of two (2) years.

(a)
as of the Effective Date after giving effect to the Merger - The shares in escrow shall be priced at one dollar ($1.00) per share. As shares are purchased, restricted shares shall be released from the escrow.

During the quarter June to September 30, 2009 the Company signed two promissory notes at $200,000 US and $400,000 US.  The notes are at 5% interest per annum and are due in 2012 although both may be repaid at anytime without penalty.  The funds are being utilized to complete the acquisition of Americas Energy Company based out of Knoxville, Tennessee (“AECo – Tennessee”).  AECo – Tennessee is a consolidator of high quality energy properties.  AECo - Tennessee currently operates projects in both Kentucky and Tennessee.  The funds will be utilized to bring selected projects to production.

On October 6, 2009, an additional loan of $250,000 was received from the same third party as the Company’s previous loans (Note 8). The same amount was advanced to AEC according to the Agreement (Note 12). The loan is secured by all of the assets of the company, bears interest at 5% per annum and is due in full with all accrued interest on October 6, 2012.

Management believes that the business combination between the Company and AECo – Tennessee will expand the Company’s holdings and bring value to its shares.  Although Management believes that in the short term the shareholders will be diluted, in the long term, the opportunity to increase its operations to the coal industry, especially in the United States, will ultimately benefit the Company and its shareholders.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4T. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being September 30, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer.  Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures were not effective as of September 30, 2009 because we identified material weaknesses in our internal control over financial reporting as described below.  There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have affected, or are reasonably likely to affect our internal controls over financial reporting.

Despite the fact that all financial transactions are personally reviewed by our C.F.O., there are not enough independent employees or members of management to provide third party oversight and review of our C.F.O.’s activities.  Due to the pending merger management anticipates the number of financial transactions on a monthly and annual basis to increase significantly.  The number of individuals available to provide management oversight and reviews will increase accordingly. We expect improvements in our internal control over financial reporting to begin immediately upon completion of the merger.  The completion of the merger is anticipated to be within the next 60 days.

Our company currently maintains a board of directors consisting of only one member.  This small board of directors is inadequate for providing independent oversight of our management team and does not allow us to staff important board of director committees such as an independent audit committee.  Given that our company has limited cash reserves, it is unlikely that we will be able to attract additional qualified members for our board of directors.  This is a material weakness in our internal control over financial reporting.  Additionally, to date, we do not have a designated financial expert and we do not have an established whistleblower program.  These are also material weaknesses in our internal control over financial reporting.

(b)           Changes in Internal Controls

There were no changes in the Company’s internal controls or other factors that could affect the Company’s internal controls subsequent to the date of their evaluation.

PART II.                      OTHER INFORMATION

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

None, for the three month period ended September 30, 2009

Item 3.                      Defaults Upon Senior Securities

None, for the three month period ended September 30, 2009

Item 4.                      Submission of Matters to a Vote of Security Holders

 None, for the three month period ended September 30, 2009

Item 5.                      Other Information

None

Item 6.                      Exhibits

Americas Energy Company – Aeco, includes by reference the following exhibits:

10.1
Definitive Merger Agreement – signed August 26, 2009 and dated as of August 21, 2009 (the “Agreement”), among Trend Technology Corp., a Nevada Corporation (“TRET”), and Americas Energy Company (“AEC”), a Nevada Corporation  filed as exhibit 10.2 with the registrant’s Current Report on Form 8-K/A; filed with the Securities and Exchange Commission on September  3, 2009.

Americas Energy Company – Aeco, includes herewith the following exhibits:

31.1 32.1	Certification of Principal Executive Officer and Principal Financial Officer (Rule 13a-14(a)/15d-14(a)) Certification of Principal Executive Officer and Principal Financial Officer (18 U.S.C. 1350)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Americas Energy Company - Aeco

November 20, 2009	By:	/s/ Leonard MacMillan
Leonard MacMillan
President, CEO and Director, Principal Executive Officer,
Principal Accounting Officer