Form 10-Q/A
period 2009-09-30
TREND TECHNOLOGY CORP
filed 2009-11-24
CIK 1137239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment 1

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

[  ] Large accelerated filer    [  ] Accelerated filer   [  ] Non-accelerated filer    [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [   ]

The number of shares outstanding of each of the issuer's classes of common equity as of November 16, 2009:
20,504,595 shares of common stock

AMERICAS ENERGY COMPANY - AECo

Explanatory Note:

On November 23, 2009, the Registrant filed its Quarterly Report on Form 10-Q for the three month period ended September 30, 2009 (the “Form 10-Q”).  The Registrant is filing this Amendment No. 1 to the Form 10-Q (“Amendment No. 1”) solely to correct a submission error in which a file with word processing error was submitted instead of the intended file which the registrant had corrected. The submission contained all intended disclosure and some information clearly unrelated to the Registrant. This Amendment No. 1 completely replaces the Form 10Q

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, are filed as exhibits to Amendment No. 1.
Other than as set forth above, Amendment No. 1 does not modify or update any of the other disclosure contained in the Form 10-Q and does not reflect events occurring after the filing of the Form 10-Q on November 23, 2009.

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

AMERICAS ENERGY COMPANY-Aeco
(Previously known as Trend Technology Corporation)
(An exploration stage company)
Notes to the financial statements
(Expressed in U.S. Dollars)
(Unaudited)
September 30, 2009

1. Nature of Operations

Americas Energy Company-Aeco (previously known as Trend Technology Corporation) (the “Company”) was formed on February 16, 2001 under the laws of the State of Nevada and commenced operations on March 1, 2003.  It is engaged in the acquisition and exploration of mineral properties.  The Company has an office in California, United States. The Company had no operations before March 1, 2003.

On October 14, 2009, the name of the Company was changed to Americas Energy Company-Aeco in accordance with a Definitive Merger Agreement (see Note 12).

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

AMERICAS ENERGY COMPANY-Aeco
(Previously known as Trend Technology Corporation)
(An exploration stage company)
Notes to the financial statements
(Expressed in U.S. Dollars)
(Unaudited)
September 30, 2009

6. Mineral Properties and Exploration – Continued

	March 1, 2003
	(Commencement	Three months ended		Six months ended
	of operation) to	September 30,		September 30,
	September 30, 2009	2009	2008	2009	2008

Mineral Exploration Expenses:

(a) Copper Prince Property
Consulting	$23,000	$-	$-	$-	$-
Geochemical survey	2,700	-	-	-	-
Geophysical survey	4,237	-	-	-	-
Travel	6,800	-	-	-	-
	$36,737	$-	$-	$-	$-

(b) Dalvenie Property
Acquisition cost	$1,800	$-	$-	$-	$-
Assay fees	1,000	-	-	-	-
Consulting	5,050	-	-	-	-
Legal and regulatory	1,000	-	-	-	-
Travel	3,000	-	-	-	-
	$11,850	$-	$-	$-	$-

Total	$48,587	$-	$-	$-	$-

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

Americas Energy Company – Aeco

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

Americas Energy Company – Aeco

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

Americas Energy Company – Aeco

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

Americas Energy Company – Aeco

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

Americas Energy Company – Aeco

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

Americas Energy Company - Aeco

November 23, 2009	By:	/s/ Leonard MacMillan
Leonard MacMillan
President, CEO and Director, Principal Executive Officer,
Principal Accounting Officer