Form 10-Q
period 2009-12-31
AMERICAS ENERGY Co - AECO
filed 2010-02-18
CIK 1137239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _______________ to ___________________

Commission File Number : 000-50978

AMERICAS ENERGY COMPANY - AECo
(Exact name of registrant as specified in its charter)

Nevada		98-0343712
(State or other jurisdiction of incorporation of organization)		(I.R.S. Employer Identification No.)

249 N. Peter Rd., Suite 300 Knoxville, Tennessee 37923
(Address of principal executive offices)

865-238-0668
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
Yes o No ☒

The number of shares outstanding of each of the issuer's classes of common equity as of January 31, 2010: 53,524,595 shares of common stock.

AMERICAS ENERGY COMPANY - AECo
	Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets	3

	Statements of Operations	4
	Statement of Stockholders' Equity (Deficit)	5
	Statements of Cash Flows	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4T.	Controls and Procedures	16

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1a.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

SIGNATURES		23

AMERICAS ENERGY COMPANY-AECo
(Previously known as Trend Technology Corporation)
(An exploration stage company)
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	December 31,	March 31,
	2009	2009

ASSETS

Current Assets
Cash	$-	$805
Prepaid expenses	300	1,650
Deposit for the Definitive Merger Agreement (Note 12)	1,350,000	-
Total Current Assets	1,350,300	2,455

Total Assets	$1,350,300	$2,455

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$26,257	$9,498
Loan payable, related party (Note 7)	-	3,968
Loan payable (Note 7)	-	7,935
Total Current Liabilities	26,257	21,401

Long-Term Debt (Note 8)	1,350,000	-

STOCKHOLDERS' DEFICIT
Common Stock (Note 10)
Authorized:
100,000,000 shares of common stock with a par value of $0.0001
Issued and outstanding:
20,524,595 shares of common stock (March 31, 2009: 20,404,600)	2,052	2,040

Additional paid-in capital	231,970	156,983
Deficit accumulated during the exploration stage	(259,979)	(177,969)
Total Stockholders' Deficit	(25,957)	(18,946)

Total Liabilities and Stockholders’ Deficit	$1,350,300	$2,455

The accompanying notes are an integral part of these financial statements.

AMERICAS ENERGY COMPANY-AECo
(Previously known as Trend Technology Corporation)
(An exploration stage company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	March 1, 2003	Three	Three	Nine	Nine
	(commencement	Months	Months	Months	Months
	of operations) to	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2009	2008	2009	2008

Expenses
Bank charges and exchange (gain) loss	$3,401	$-	$32	$(70)	$77
Interest expenses	18,675	13,830	88	18,423	88
Filing and transfer agent fees	22,641	930	1,191	5,703	2,412
Office and miscellaneous	74,272	50,000	206	53,600	231
Mineral exploration	48,587	-	-	-	-
Professional fees	104,156	5,072	11,510	16,548	19,364
Travel expenses	441	-	-	-	-
Total expenses	272,173	69,832	13,027	94,204	22,172

Other income from loans forgiven	12,194	-	-	12,194	-

Net loss for the period	$(259,979)	$(69,832)	$(13,027)	$(82,010)	$(22,172)

Loss per shares - basic and diluted		$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares
outstanding - basic and diluted		20,508,073	20,404,600	20,479,942	20,404,600

The accompanying notes are an integral part of these financial statements.

AMERICAS ENERGY COMPANY-AECo
(Previously known as Trend Technology Corporation)
(An exploration stage company)
Statement of Stockholders' Equity (Deficit)
Period from March 1, 2003 (commencement of operations) to December 31, 2009
(Expressed in U.S. Dollars)
(Unaudited)

				Deficit
				accumulated	Total
			Additional	during the	stockholders'
	Common stock		paid-in	exploration	equity
	Shares	Amount	capital	stage	(deficit)

Issuance of common stock for cash at $0.01 per share	19,804,600	$1,980	$97,043	$-	$99,023

Net loss and comprehensive loss for the period	-	-	-	(7,433)	(7,433)

Balance, March 31, 2004	19,804,600	1,980	97,043	(7,433)	91,590

Net loss and comprehensive loss for the year	-	-	-	(32,493)	(32,493)

Balance, March 31, 2005	19,804,600	1,980	97,043	(39,926)	59,097

Issuance of common stock for cash at $0.20 per share	600,000	60	59,940	-	60,000

Net loss and comprehensive loss for the year	-	-	-	(38,944)	(38,944)

Balance, March 31, 2006	20,404,600	2,040	156,983	(78,870)	80,153

Net loss and comprehensive loss for the year	-	-	-	(38,243)	(38,243)

Balance, March 31, 2007	20,404,600	2,040	156,983	(117,113)	41,910

Net loss and comprehensive loss for the year	-	-	-	(33,273)	(33,273)

Balance, March 31, 2008	20,404,600	2,040	156,983	(150,386)	8,637

Net loss and comprehensive loss for the year	-	-	-	(27,583)	(27,583)

Balance, March 31, 2009	20,404,600	2,040	156,983	(177,969)	(18,946)
Issuance of common stock for cash at $0.25 per share	99,995	10	24,989	-	24,999
Issuance of common stock for services	20,000	2	49,998	-	50,000

Net loss and comprehensive loss for the period	-	-	-	(82,010)	(82,010)

Balance, December 31, 2009	20,524,595	$2,052	$231,970	$(259,979)	$(25,957)

The accompanying notes are an integral part of these financial statements.

AMERICAS ENERGY COMPANY-AECo
(Previously known as Trend Technology Corporation)
(An exploration stage company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	March 1, 2003	Nine	Nine
	(commencement	Months	Months
	of operations) to	Ended	Ended
	December 31,	December 31,	December 31,
	2009	2009	2008

Cash flows used in operating activities
Net loss for the period	$(259,979)	$(82,010)	$(22,172)
Forgiveness of loans and interest payable	(12,194)	(12,194)	-
Common Stock issued for services	50,000	50,000	-
Adjustments to reconcile net income (loss) to net cash
used in operating activities :
Prepaid expenses	(300)	1,350	1,500
Accounts payable and accrued expenses	26,548	17,050	(854)
Net cash flows used in operating activities	(195,925)	(25,804)	(21,526)

Cash flows from financing activities
Proceeds from issuance of common stock	184,022	24,999	-
Loan proceeds	1,361,903	1,350,000	8,166
Net cash flows provided by financing activities	1,545,925	1,374,999	8,166

Cash flows used in investing activities
Advance to related party	(1,350,000)	(1,350,000)	-
Net cash flows used in investing activitiesl	(1,350,000)	(1,350,000)	-

Decrease in cash during the period	-	(805)	(13,360)

Cash, beginning of period	-	805	13,487

Cash, end of period	$-	$-	$127

Supplemental cash flow information

Interest paid in cash	$4	$-	$-

Income taxes paid in cashll	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

AMERICAS ENERGY COMPANY-AECo
(Previously known as Trend Technology Corporation)
(An exploration stage company)
Notes to the financial statements
(Expressed in U.S. Dollars)
(Unaudited)
December 31, 2009

1. Nature of Operations

Americas Energy Company-AECo (previously known as Trend Technology Corporation) (the “Company”) was formed on February 16, 2001 under the laws of the State of Nevada. The Company changed its name to Americas Energy Company-AECo in anticipation of the acquisition of Americas Energy Company, a Nevada corporation.  The acquisition became effective on January 21, 2010 (See Note 12 - Subsequent Events).

2. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions from Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in the audited financial statements and should be read in conjunction with the Company’s audited financial statements for fiscal year ended March 31, 2009 filed with the United States Securities and Exchange Commission. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited interim balance sheets, statements of operations, stockholders’ equity (deficit), and cash flows reflected all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at December 31, 2009, and the results of operations and cash flows for the three and nine months ended December 31, 2009, and for the period from March 1, 2003 (Date of Commencement) to December 31, 2009.

3. Going Concern Matters

In view of certain conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern. Management plans to continue to seek other sources of debt and equity financing on favorable terms and expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals. The Company has not generated cash from operations yet and has an accumulated deficit of $259,979 at December 31, 2009. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

AMERICAS ENERGY COMPANY-AECo
(Previously known as Trend Technology Corporation)
(An exploration stage company)
Notes to the financial statements
(Expressed in U.S. Dollars)
(Unaudited)
December 31, 2009

4. Recent Accounting Pronouncements

New accounting pronouncement recently adopted:

(i) Accounting for Uncertainty in Income Taxes

On April 1, 2009, the Company adopted ASC Topic 740-10, “Income Taxes”. ASC Topic 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC Topic 740, “Income Taxes”. The adoption of the  ASC Topic 740-10 did not have an impact on the financial position and results of operations of the Company.

(ii) Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies

On May 1, 2009, the Company adopted ASC Topic 805 “Business Combination” which addresses application issues on initial and subsequent recognition and measurement arising from contingencies in a business combination.  The effect of the adoption of ASC Topic 805 on the Company’s financial statements is dependent on future business combinations.

(iii) Fair Value Measurements and Disclosures

On September 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-05 which provides additional guidance on how companies should measure liabilities at fair value and confirmed practices that have evolved when measuring fair value such as the use of quoted prices for a liability when traded as an asset. While reaffirming the existing definition of fair value, the ASU reintroduces the concept of entry value into the determination of fair value. Entry value is the amount an entity would receive to enter into an identical liability. Under the new guidance, the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. The adoption of this new standard did not have a material impact on the financial statements.

AMERICAS ENERGY COMPANY-AECo
(Previously known as Trend Technology Corporation)
(An exploration stage company)
Notes to the financial statements
(Expressed in U.S. Dollars)
(Unaudited)
December 31, 2009

4. Recent Accounting Pronouncements – Continued

(iv) Fair value of financial instruments

On April 1, 2009, the Company adopted ASC Topic 820, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level one – Quoted market prices in active markets for identical assets or liabilities;

•	Level two – Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

The adoption of ASC Topic 820 has no material effect on the Company’s financial position or results of operations. The book values of cash and cash equivalents, accounts and note payable approximate their respective fair values due to the short-term nature of these instruments. The Company has no assets or liabilities that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the period ended December 31, 2009.

New Accounting Pronouncements

(i) Consolidation of Variable Interest Entities

In June 2009, the FASB issued ASC Topic 810, “Consolidation”, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently assessing the impact of the adoption of ASC Topic 810 on the Company’s financial condition, results of operations and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

5. Earnings per share

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements.  Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable. There are no outstanding stock options or warrants at December 31, 2009.

6. Mineral Properties and Exploration

Having completed preliminary exploration on the Copper Prince and Dalvenie Properties without significantly encouraging results, the Company has let its claims lapse.

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

8. Long-term debt

During the period ended December 31, 2009, the Company received four loans from a third party totaling $1,350,000  for the payments pursuant to the Definitive Merger Agreement (“Agreement”) (see Note 12) bearing interest at 5% per annum. The loans are secured by all of the assets of the Company. The first loan of $200,000 is due in full with all accrued interest on July 2, 2012. The second loan of $400,000 is due in full with all accrued interest on August 25, 2012. The third loan of $250,000 is due in full with all accrued interest on October 6, 2012. The fourth loan of $500,000 is due in full with all accrued interest on August 25, 2012. Total interest accrued up to December 31, 2009 on loans was $18,350, which is included in accounts payable and accrued expenses.

9. Related Party Transactions

See Note 7.

At December 31, 2009, $50 was due to an officer on expenses incurred for exploration work in 2006.

Certain directors and officers of the Company provide services to the Company and receive compensation for their services.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

10. Share Capital

On September 26, 2007, the Company completed a forward common stock split of 2 new shares for 1 outstanding old share.  The financial statements have been retroactively restated to reflect the split.

On December 22, 2009, the Company issued 20,000 shares of its common stock to an officer for services. The services were valued at $50,000; the fair value of the common shares issued, and was charged to operations.

11. Segmented Information

The Company’s business is considered as operating in one segment based upon the Company’s organizational structure, the way in which the operation is managed and evaluated, and the availability of separate financial results and materiality considerations.

AMERICAS ENERGY COMPANY-AECo
(Previously known as Trend Technology Corporation)
(An exploration stage company)
Notes to the financial statements
(Expressed in U.S. Dollars)
(Unaudited)
December 31, 2009

12. Subsequent Events

Acquisition and Merger with Americas Energy Company, a Nevada corporation.
On October 14, 2009, the Company changed its name from Trend Technology Corporation to Americas Energy Company-AECo in anticipation of the acquisition of Americas Energy Company, a Nevada corporation.

On January 11, 2010, a loan of $ 3,300,000 was received from the same third party as the Company’s previous loans.  The loan is secured by all of the assets of the company, bears interest at 5% per annum and is due in full with all accrued interest on January 11, 2013.

On January 21, 2010, Americas Energy Company, a Nevada Corporation “AECO (Private)”, merged (the "Merger") with and into Americas Energy Company-AECo, a Nevada corporation “AENY (PubCo)”. AENY (PubCo) as the surviving entity acquired the business of AECO (Private) pursuant to the Merger and will continue the business operations, as a publicly-traded company under the name Americas Energy Company-AECo. (the “Company”).

The Company has exchanged thirty-three million (33,000,000) shares of Common Stock (the “Merger Shares”) or all the issued and outstanding equity in Americas Energy Company, a Nevada Corporation “AECO (Private)” and at the time of the closing had disbursed a total of two million dollars ($2,000,000) to AECO (Private) in pursuant to the merger agreement.

Americas Energy Company, a Nevada Corporation “AECO (Private) was formed on July 13, 2009  as a Nevada corporation. AECO (Private) is a consolidator of high quality energy properties, operating out of its main offices in Knoxville, TN. They currently operate projects in both Kentucky and Tennessee.

Information pertaining to AECO (Private), including a copy of its audited financial statements as of November 30, 2009, and a copy of the merger agreement  were filed with the company’s current report on Form 8-K with the Securities Exchange Commission on January 27, 2010.

On January 22, 2010, the Company accepted the resignation of Leonard MacMillian as President, Chairman and CEO and appointed Chris Headrick as President, Chairman and CEO. Mr. Headrick was the President and CEO of Americas Energy Company, a Nevada Corporation “AECO (Private)”

On February 6, 2010, the Company entered into an agreement to purchase all of the outstanding shares of Evans Coal Corp., a Kentucky corporation "Evans." The purchase price is $400,000 [which had already been advanced by Americas Energy Company (Private) prior to January 21, 2010]; $2,600,000 paid upon execution of the agreement; $4,000,000 due at the closing on the 5th day of March 2010 and $25,000,000 to be paid at the rate of $5.00 per short ton of coal mined, sold and shipped from the leaseholds of Evans. Minimum payments of at least $500,000 per quarter shall be made commencing March 31, 2011. The $25,000,000 is to be secured by a promissory note and the note Matures on March 5, 2025. The note contains two contingencies related to future permits to mine on two defined leaseholds. If permits are not obtained on the “Artemus” project by December 31, 2010 then the principal of the note shall be reduced by $10,000,000. If permits are not obtained on the “Breathitt” project by December 31, 2016 then the principal of the note shall be reduced by $5,000,000. In addition to the purchase price a separate finder’s fee is to be paid as a 2% override to A.Y. Evans, Jr.

Subsequent events have been considered through February 16, 2009, the date of these financial statements.

Americas Energy Company – AECo

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Explanatory Note: On January 21, 2010 we completed a Merger with Americas Energy Company, a Nevada corporation(“Americas Energy Company(Private)”); as the result of the Merger and the change in the business and operations, a discussion of the past financial results of Americas Energy Company-AECo (formerly Trend Technology, Inc.) is not pertinent as the financial results of Americas Energy Company (Private), the accounting acquirer, will be considered the financial results of the Company on a going-forward basis. We have incorporated by reference our Current Report on Form 8K filed January 27, 2010 which contain audited financial statements for Americas Energy Company (Private) to November 30, 2009and have included in this Quarterly Report on form 10Q updated proforma statements to December 31, 2009.

The following Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below.  Americas Energy Company's (previously known as Trend Technology Corporation) (the “Company”, “we”, “us” or “our”) actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the unaudited financial statements and notes thereto and the Plan of Operation included in this quarterly report on Form 10-Q for the quarter ended December 31, 2009.

Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Forward-Looking Statements
This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The reported financial results and disclosures were determined using the significant accounting policies, practices and estimates described below.

Coal Properties – Costs incurred to purchase, lease or otherwise acquire mineral properties are capitalized when incurred. Mine development costs are recorded at cost as incurred. The Company’s coal reserves are controlled either through direct ownership or through leasing arrangements, which generally last until the recoverable reserves are depleted. Depletion of reserves and amortization of mine development costs is computed using the units-of-production method over the estimated proven and probable recoverable tons.

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If impairment indicators are present and the future undiscounted cash flows are less than the carrying value of the assets, the carrying values are reduced to the estimated fair value.

Americas Energy Company – AECo

Oil and Gas Property – The Company follows the full cost method of accounting for its oil and gas property, which is located in Cumberland County, Kentucky. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves are capitalized. All capitalized costs, including the estimated future costs to develop proved reserves are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects will not be amortized until proved reserves associated with the projects can be determined or until impairment occurs. Potential impairment of unproved properties and other oil and gas property and equipment are assessed periodically.

Revenue Recognition – Revenues include sales to customers of Company-produced coal and oil.  The Company recognizes revenue when title or risk of loss passes to the common carrier or customer.

Asset Retirement Obligations –The Surface Mining Control and Reclamation Act of 1977 and similar state statutes require mine properties to be restored in accordance with specified standards. Accounting Standards Codification (“ASC”) Topic 410-20, formerly Statement of Financial Accounting Standards No. 143 (“SFAS No. 143”) requires recognition of an asset retirement obligation (“ARO”) for eventual reclamation of disturbed acreage remaining after mining has been completed. The Company records its reclamation obligations on a permit-by-permit basis using requirements as determined by the Office of Surface Mining of the U.S. Department of the Interior (“OSM”). The liability is calculated based upon the reclamation activities remaining after coal removal ceases, assuming that reclamation activities have been contemporaneous within state and federal guidelines during mining. A liability is recorded for the estimated future cost that a third party would incur to perform the required reclamation and mine closure discounted at the Company’s credit-adjusted risk-free rate. A corresponding increase in the asset carrying value of mineral rights is also recorded. The ARO asset is amortized on the units-of-production method over the proven and probable reserves associated with that permit. These expenses are included in depreciation, depletion, amortization, and accretion in the operating expenses section of the statement of operations.

Long-Lived Assets – The Company accounts for its long-lived assets in accordance with ASC Topic 360-10, Formerly SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  ASC Topic 360-10 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of December 31, 2009, the Company did not deem any of its long-term assets to be impaired.

Share-Based Compensation – The Company measures and records compensation expense for all share-based payment awards to consultants, employees and directors based on estimated fair values.  Additionally, compensation costs for share-based awards are recognized over the requisite service period based on the grant-date fair value.

Financial Instruments – Financial instruments consist of cash, accounts receivable, accounts payable, notes payable and advances payable. Recorded values of cash, receivables, and accounts payable and accrued liabilities approximate fair values due to the short maturities of such instruments.  Recorded values for notes payable and related liabilities approximate fair values, since their stated or imputed interest rates are commensurate with prevailing market rates for similar obligations.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates of coal, oil and gas reserves, asset retirement obligations, and impairment on unproved properties are inherently imprecise and may change materially in the near term.

Americas Energy Company – AECo

Plan of Operation

On January 21, 2010 we completed a Merger with Americas Energy Company, a Nevada corporation (“Americas Energy Company (Private)” All operations of Americas Energy Company, a Nevada Corporation “Americas Energy Company (Private)” have become our operations as of that date with “Americas Energy Company (Private)” being the disappearing corporation pursuant to the Merger Agreement.

The Company has exchanged thirty-three million (33,000,000) shares of Common Stock (the “Merger Shares”) for all the issued and outstanding equity in Americas Energy Company, a Nevada Corporation “Americas Energy Company(Private)” and at the time of the closing had disbursed a total of $2,000,000 two million dollars ($2,000,000) to Americas Energy Company (Private) pursuant to the merger agreement.

Americas Energy Company, a Nevada Corporation “Americas Energy Company (Private) was formed on July 13, 2009 as a Nevada corporation. AECO (Private) is a consolidator of high quality energy properties, operating out of main offices in Knoxville, TN. They currently operate projects in both Kentucky and Tennessee.

We will continue the acquired business operations of mining high-grade specialty coal from our leased property rights located in Bell County, Kentucky.

Information pertaining to Americas Energy Company (Private), including a copy of its audited financial statements as of November 30, 2009, and a copy of the merger agreement  were filed with the company’s current report on Form 8-K with the Securities Exchange Commission on January 27, 2010 and are incorporated by reference into this Quarterly Report on Form 10Q.

On January 22, 2010, the Company accepted the resignation of Leonard MacMillian as President, Chairman and CEO and appointed Chris Headrick as President, Chairman and CEO. Mr. Headrick was the President and CEO of Americas Energy Company, a Nevada Corporation “Americas Energy Company (Private)”

Financing Activities
On July 2, 2009 and August 25, 2009 respectively, the Company signed two promissory notes at $200,000 US and $400,000 US.  The notes are at 5% interest per annum and are due on July 2, 2012 and August 25, 2012 respectively although both may be repaid at anytime without penalty.

On October 6, 2009, an additional loan of $250,000 was received from the same third party as the Company’s previous loans. The loan is secured by all of the assets of the company, bears interest at 5% per annum and is due in full with all accrued interest on October 6, 2012.

On November 13, 2009, an additional loan of $500,000 was received from the same third party as the Company’s previous loans. The loan is secured by all of the assets of the company, bears interest at 5% per annum and is due in full with all accrued interest on August 25, 2012.

On January 11, 2010, an additional loan of $ 3,300,000 was received from the same third party as the Company’s previous loans.  The loan is secured by all of the assets of the company, bears interest at 5% per annum and is due in full with all accrued interest on January 11, 2013.

Part of the funds received from these notes were utilized to complete the acquisition of Americas Energy Company based out of Knoxville, Tennessee; at the time of the closing [January 21, 2010] we had disbursed a total of two million dollars ($2,000,000) to Americas Energy Company (Private) pursuant to the merger agreement.

Americas Energy Company – AECo

On February 6, 2010, the Company entered into an agreement to purchase all of the outstanding shares of Evans Coal Corp., a Kentucky corporation "Evans." The purchase price is $400,000 [which had already been advanced by Americas Energy Company (Private) prior to January 21, 2010]; $2,600,000 paid upon execution of the agreement; $4,000,000 due at the closing on the 5th day of March 2010 and $25,000,000 to be paid at the rate of $5.00 per short ton of coal mined, sold and shipped from the leaseholds of Evans. Minimum payments of at least $500,000 per quarter shall be made commencing March 31, 2011. The $25,000,000 is to be secured by a promissory note and the note Matures on March 5, 2025. The note contains two contingencies related to future permits to mine on two defined leaseholds. If permits are not obtained on the “Artemus” project by December 31, 2010 then the principal of the note shall be reduced by $10,000,000. If permits are not obtained on the “Breathitt” project by December 31, 2016 then the principal of the note shall be reduced by $5,000,000. In addition to the purchase price a separate finder’s fee is to be paid as a 2% override to A.Y. Evans, Jr.

As of the date of this report we have paid a total of $3,000,000 of the purchase price and intend to pay the agreed $4,000,000 upon securing additional financing by the closing date of March 5, 2010.

Critical components of our operating plan impacting our continued existence are the net revenue to be generated from the production and sale of coal and oil and the ability to obtain additional capital through additional equity and/or debt financing. Over the next twelve months we believe that our existing capital, funds from the merger with funds from the production and sale of coal and oil will be sufficient to sustain operations.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements or financing activities with special purpose entities.

Americas Energy Company – AECo

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4T. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer.  Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures were not effective as of December 31, 2009 because we identified material weaknesses in our internal control over financial reporting as described below.  There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have affected, or are reasonably likely to affect our internal controls over financial reporting.

Despite the fact that all financial transactions are personally reviewed by our C.F.O., there were not enough independent employees or members of management to provide third party oversight and review of our C.F.O.’s activities.  Subsequent to the end of the period covered by this report we completed the pending merger management anticipated would result in the number of financial transactions on a monthly and annual basis increasing significantly.  The number of individuals available to provide management oversight and reviews has also increased accordingly. As expected improvements in our internal control over financial reporting began immediately upon completion of the merger.  The completion of the merger was January 21, 2010.

Our company currently maintains a board of directors consisting of only one member.  This small board of directors is inadequate for providing independent oversight of our management team.  We are presently evaluating prospects for additional members to join the Board of Directors. This is a material weakness in our internal control over financial reporting.

(b)           Changes in Internal Controls

As discussed, we have completed a merger which has resulted in increased operational and financial activity. As a result we have additional cash resources providing staff and access to professional services. We have engaged additional professional services and are in the process of reviewing our current internal controls.

 There were no other changes in the Company’s internal controls or other factors that could affect the Company’s internal controls subsequent to the date of their evaluation.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None, for the three month period ended December 31, 2009

Item 3.    Defaults Upon Senior Securities

None, for the three month period ended December 31, 2009

Item 4.    Submission of Matters to a Vote of Security Holders

 None, for the three month period ended December 31, 2009

Item 5.    Other Information

None

Americas Energy Company – AECo

Item 6.                      Exhibits

Americas Energy Company- AECo includes by reference our Current Report on Form 8K filed January 27, 2010 as to that date filed.

Americas Energy Company- AECo  includes by reference the following exhibits:

3.1	Articles of Incorporation; Filed with our Registration Statement on Form 10SB, October 07, 2004

3.2	Bylaws; Filed with our Registration Statement on Form 10SB, October 07, 2004

3.3	Amended Articles of Incorporation – Name Change to Americas Energy Company- AECo, filed October 14, 2009; Filed with our Current Report on Form 8K, January 27, 2010

10.1
Agreement and Plan of Merger, as amended January 21, 2009 – between Americas Energy Company-AECo (PubCo) and Americas Energy Company-AECo (Private); Filed with our Current Report on Form 8K, January 27, 2010

10.2	Agreement- Assignment of Leases and Permits, between Americas Energy Company and Evans Coal Corporation, dated July 17, 2009; Filed with our Current Report on Form 8K, January 27, 2010

10.3	Agreement - Assignment of Mineral Lease, between Americas Energy Company and RJCC Group 1, dated July 27, 2009; Filed with our Current Report on Form 8K, January 27, 2010

10.4	Agreement – Letter of Intent, between Americas Energy Company and D and D Energy, Inc., dated July 7, 2009; Filed with our Current Report on Form 8K, January 27, 2010

10.5	Agreement – Letter of Intent, between Americas Energy Company and Evans Coal Corporation, dated November 5, 2009; Filed with our Current Report on Form 8K, January 27, 2010

Americas Energy Company – AECo, includes herewith the following exhibits:

10.5	Agreement – Agreement for the Sale of all Shares in Evans Coal Corp., between Americas Energy Company and Barbara Evans, widow and not married and Evans Coal Corporation, dated February 6, 2010.

31.1	Certification of Principal Executive Officer and Principal Financial Officer (Rule 13a-14(a)/15d-14(a))

32.1	Certification of Principal Executive Officer and Principal Financial Officer (18 U.S.C. 1350)

Americas Energy Company- AECo includes herein the following Pro Forma financial statements:

INTRODUCTION TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro forma condensed consolidated financial statements reflect adjustments to the historical financial statements of Americas Energy Company – AECo. (formerly Trend Technology Corporation) (“AECo”) to give effect to its merger with Americas Energy Corporation, Inc. (“AEC”).

The merger between the two companies will be treated for financial reporting purposes as a reverse acquisition whereby AEC’s operations will continue to be reported as if it had actually been the acquirer. The accompanying pro forma information is presented for illustration purposes only and is not necessarily indicative of the financial position or results of operations that would have actually been reported had the acquisition been in effect during the periods presented, or which may be reported in the future.

The accompanying pro forma condensed consolidated financial statements should be read in conjunction with the historical financial statements and related notes of Americas Energy Company – AECo.

Americas Energy Company – AECo

AMERICAS ENERGY COMPANY - AECo
(Formerly Trend Technology Corporation)
UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

	Historical December 31, 2009
						Unaudited
						Pro forma
	Americas Energy	Americas Energy		Pro forma		December 31,
	Company - AECo	Company		Adjustments		2009
ASSETS
Current assets
Cash	$-	$264,316			$-	$264,316
Accounts receivable	0	339,358			-	339,358
Prepaid expenses	300	62,350	B		(300)	62,350
Deposit for Definitive Merger Agreement	1,350,000	-	A		(1,350,000)	-
Total current assets	1,350,300	666,024			(1,350,300)	666,024
Mineral properties, net	-	1,793,383			-	1,793,383
Property and equipment, net	-	37,706			-	37,706
Other assets
Deposit to related party on acquisition of mineral properties	-	400,000			-	400,000
Deposit to offering costs	-	35,000	C		(35,000)	-
TOTAL ASSETS	$1,350,300	$2,932,113			$(1,385,300)	$2,897,113

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Coal production payable	$-	$308,269			$-	$308,269
Royalties payable	-	83,608			-	83,608
Other payables and accrued expenses	26,257	89,466		A	(26,257)	89,466
Current installments of obligation under capital lease	-	16,152			-	16,152
Notes payable - related parties	-	346,930			-	346,930
Note payable - other	-	16,986			-	16,986
Total current liabilities	26,257	861,411			(26,257)	861,411

Asset retirement obligations	-	18,808				18,808
Obligation under capital lease, less current installments	-	3,833				3,833
Notes payable - long-term, related parties	-	842,562				842,562
Note payable, long-term, other	1,350,000			B	(1,350,000)	-
Advances payable - proposed merger	-	1,350,000		D	(1,350,000)	-
Total liabilities	1,376,257	3,076,614			(2,726,257)	1,726,614

Commitments and contingencies
Stockholders' Equity (deficit)
Common stock	2,052	33,000		C	(29,880)	5,352
				D	180
Additional paid-in capital	231,970	167,000		C	(239,142)	1,509,648
				D	1,349,820
Accumulated deficit	(259,979)	(344,501)		A	25,957	(344,501)
				C	234,022
Total stockholders' equity (deficit)	(25,957)	(144,501)			1,340,957	1,170,499

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,350,300	$2,932,113			$(1,385,300)	$2,897,113

Americas Energy Company – AECo

AMERICAS ENERGY COMPANY - AECo
(Formerly Trend Technology Corporation)
UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Historical December 31, 2009

					Unaudited
					Pro forma
	Americas Energy	Americas Energy	Pro forma		December 31,
	Company – AECo(1)	Company (2)	Adjustments		2009
REVENUES
Coal sales	$-	$990,560		$-	$990,560
Oil sales	-	22,075		-	22,075
Total revenues	-	1,012,635		-	1,012,635

OPERATING EXPENSES
Cost of coal sales
(exclusive of depreciation, depletion and accretion)	-	845,189		-	845,189
Cost of oil sales (exclusive of depreciation and depletion)	-	40,362		-	40,362
Depreciation, depletion and accretion	-	12,042		-	12,042
Officers' compensation, including
stock based compensation of $200,000.	-	300,689		-	300,689
General and administrative expenses	94,204	130,549	A	300	130,549
			F	(94,504)
Total operating expenses	94,204	1,328,831		(94,204)	1,328,831
Loss from operation	(94,204)	(316,196)		94,204	(316,196)

OTHER EXPENSES
Income from forgiveness of indebtedness	12,194	0	F	(12,194)	-
Interest expense	-	(28,305)		-	(28,305)

LOSS BEFORE INCOME TAXES	(82,010)	(344,501)		82,010	(344,501)
PROVISION FOR INCOME TAXES	-				-
NET LOSS	$(82,010)	$(344,501)		$82,010	$(344,501)

PER SHARE DATA
Basic and diluted loss per common share	$0.00	$(0.01)		$0.00	$(0.01)
Weighted average common shares outstanding	20,478,778	33,000,000		53,478,778	53,478,778

1) Americas Energy Company - AECo  - for the nine months ended December 31, 2009
2) Americas Energy Company  - for the period from its inception (July 13, 2009) through December 31, 2009

Americas Energy Company – AECo

AMERICAS ENERGY COMPANY - AECo.
(Formerly Trend Technology Corporation)
NOTES TO UNAUDITED PRO FORMA FINANCIAL STATEMENTS

Reorganization

On January 21, 2010, Americas Energy Company – AECo,. (formerly Trend Technology Corporation) (“AECo”), A Nevada Corporation entered into a merger agreement with Americas Energy Company, Inc., (“AEC”) A Nevada Corporation. AEC is engaged in the business of mining high grade steam coal. It currently has other mining and oil and  gas properties that are currently in the exploration stage.

Under the terms of the merger, AECo will issue 33,000,000 shares of its common stock in exchange for receiving all of the outstanding shares of AEC. In addition, once the merger is completed a note holder will convert $2,000,000 of the debt due it from AECo in exchange for received common shares of AECo at a conversion price of $0.75 per share. As part of the merger, all assets of AECo will be acquired by its legal counsel for $1.00.

Pro forma adjustments:

A.          To charge off AECo balance of prepaid expense and payables  to operations..

B.           To eliminate the $1,350,000 intercompany balances.

C.
To record the merger of AEC into AECo, whereby 33,000,000 shares of AECo common stock were issued to the Shareholders of AEC in exchange for receiving all of their AEC common shares (33,000,000 shares).

D.          To record conversion of $1,350,000 of debt due by AECo into 18,000,000 shares of its common stock. The conversion price was $0.75 per share.

E.           To eliminate AECo’ operations.

Americas Energy Company – AECo

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name: Americas Energy Company – Aeco

Date: February 16, 2010	By:	/s/ Christopher L. Hendrick
Name: Christopher L. Headrick
Title: President, CEO and Director
Principal Executive Officer Principal Accounting Officer