Form 10-K
period 2010-03-31
AMERICAS ENERGY Co - AECO
filed 2010-07-14
CIK 1137239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-50978

AMERICAS ENERGY COMPANY-AECO

(Exact name of small business issuer as specified in its charter)

Nevada	98-0343712

(State of incorporation)	(IRS Employer Identification #)

249 N. Peter Rd., Suite 300 Knoxville, Tennessee 37923 Address of Principal Executive Offices

Registrants telephone number, including area code
______
(865) 238-0668___________

Securities registered under Section 12(b) of the Exchange Act:	None
Securities registered under Section 12(g) of the Exchange Act:	Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).

[ ] YES [X] NO

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or section 15(d) of the Act.

[ ] YES [X] NO

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO Indicate by check mark whether the issuer has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. [X] YES [ ] NO Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the Definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller reporting company Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] YES [X] NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2010, was $ 52,955,402.

The number of shares outstanding of the Registrant's common stock as of June 30, 2010 was 71,949,595.

Americas Energy Company

	Table of Contents
Business		3
Properties		18
Legal Proceedings		20

Market for Registrants Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities	21
Management's Discussion and Analysis of Financial Condition and Results of
Operations	22
Financial Statements	26

Changes In and Disagreements with Accountants on Accounting and Financial

Disclosure	47
Controls and Procedures	47
Other Information	49

Directors, Executive Officers and Corporate Governance	50
Executive Compensation	54

Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters	57
Certain Relationships and Related Transactions, and Director Independence	577
Principal Accounting Fees and Services	59

Exhibits, Financial Statement Schedules	60
Signatures	61

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This Current Report includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward-looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Items contemplating or making assumptions about actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission (“SEC”) which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

Business History

Americas Energy Company-AECo, (formerly Trend Technology Corporation) (the “Company”, “we”, or “us”) was incorporated on February 16, 2001 under the laws of the State of Nevada. On October 14, 2009, we changed our name from Trend Technology Corporation to Americas Energy Company-AECo in anticipation of the acquisition of Americas Energy Company, a Nevada corporation; due to that name change our symbol for quotation on the OTC.BB was changed from “TRET” to “AENY”.

Americas Energy Company, was formed on July 13, 2009 as a Nevada corporation operating as a consolidator of energy properties, operating out of main offices in Knoxville, TN. On January 21, 2010, a merger transaction was completed effective as of that date. All operations of Americas Energy Company became the operations of Americas Energy Company-AECo as of that date with Americas Energy Company being the disappearing corporation pursuant to the Merger Agreement.

Business

Overview

Americas Energy Company-AECo with offices located in Knoxville, Tennessee currently operates surface mines in southeastern Kentucky. Americas Energy Company holds Evans Coal Corp. as a wholly owned subsidiary. The company owns or controls by lease mineral rights and currently operates by use of contractors, two surface mines in Bell County and one in Knox County, Kentucky. Their primary product is a high BTU, mid-sulfur steam coal.

In 2009 and through the first quarter of 2010, Americas Energy Company and its subsidiaries sold 0.41 million tons of coal. For the reporting period, Americas Energy Company had as estimated 10.4 million tons of proven and probable recoverable reserves.

In addition, the Company has rights to oil properties located in Cumberland County, Kentucky that are intended for future development.

The Company looks to identify coal properties with potential to produce high grade specialty coal. (coal rendering a high amount of thermal energy per pound with low sulfur and ash content.) The properties must be permitted and ready for mining operations. Once a suitable property is identified and mining rights are obtained we will begin mining. We subcontract mining operations on each project utilizing miners experienced in the type of extraction required that may be particular to each site.

Our intended focus is on high grade specialty coal used in industrial applications due to higher sales margins. We are not a large operation producer who is able to better exploit the lower margin coal typical to steam generation. These large volume producers employ high capital cost mining equipment which produce at a volume sufficient to reduce per ton mining costs to compete in the market for these grades of coal.

Mining History

Americas Energy Company purchased the Cardinal lease and associated permits from Evans Coal Corp. in October 2009. Production was resumed using contract surface miners. In addition to direct production, the company on occasion, has brokered coal and will continue to do so when profitable opportunities exist.

Current Mining Operations

Americas Energy Company currently has two mining operations, located in Kentucky and Tennessee. These operations extract and ship coal that is produced from one or more mines. Americas Energy Company presently uses two distinct extraction techniques: dozer and front-end loader surface mining and auger mining. In 2009, all of Americas Energy Company’s production was shipped via truck to various locations for purchase. Beginning in 2010 the Company has made additional shipments of coal via unit train.

Purchase of Evans Coal Corp.,

As of March 31, 2010, the material terms of the Purchase agreement have been met and full ownership and control of Evans Coal Corp., a Kentucky corporation is with Americas Energy Company-AECo “AENY” as a wholly owned subsidiary. The purchase price was a total of $7,000,000 and $25,000,000 to be paid at the rate of $5.00 per short ton of coal mined, sold and shipped from the leaseholds of Evans. Minimum payments of at least $500,000 per quarter shall be made commencing March 31, 2011. The $25,000,000 is secured by a promissory note and the note matures on March 5, 2025. The note contains one remaining contingency related to future permits to mine on one defined leasehold. If permits are not obtained on the “Breathitt” project by December 31, 2016 then the principal of the note shall be reduced by $5,000,000. In addition to the purchase price a separate finder’s fee is to be paid as a 2% override to A.Y. Evans, Jr.

Evans Coal Corp.

Evans Coal Corp. was organized in Kentucky on July 9, 1987 and is engaged in the business of mining high grade coal from its property located in Bell County, Kentucky. The company holds various leases and permits to mine those lease rights. The company owns a variety of mining equipment consisting of trucks, loading, drilling, dozers and other heavy equipment for use in its mining operations.

Prior to completing this purchase Americas Energy Company-AECo had acquired the mineral rights to property located in Bell County Kentucky from the Evans Coal Company (“Evans”); this property is known as the “Upland Church Property” consisting of mineral rights to approximately 1,200 acres of property located in Bell County Kentucky, with a 395 acre permit extraction of coal. The Upland Church property is currently being actively mined.

As a result of the acquisition of Evans Coal Corp. this agreement is now between the Company and our wholly owned subsidiary.

Projects

Americas Energy Company-AECo is currently focused on bringing into production a high quality, low cost portfolio of assets in East Tennessee which will take advantage of the infrastructure already established for the East Tennessee coalfields, including steam plants, rail, barge ports and other facilities.

Bledsoe Property - We acquired the mineral rights to approximately 1,700 acres in Bledsoe County Tennessee from RJCC Group 1, Inc (“RJCC1”). RJCC1 is owned by John Gargis, an officer and shareholder of the Company. The rights acquired include approximately 4.571 million tons of proven and 4 million tons of probable surface reserves. The Bledsoe property is currently in the exploration stage.

Upland Church Property - We acquired the mineral rights to approximately 1,200 acres of property located in Bell County Kentucky, with a 395-acre permit for the extraction of .8 million probable tons of high-grade specialty coal from Evans Coal Corp., Inc.. This property is currently being actively mined.

Hwy 92 Property – We acquired the rights to approximately 5,000 acres of property located in Bell, and Knox County, Kentucky, with a 495-acre permit for the extraction of 1.2 million probable tons of high-grade specialty coal from Evans Coal Corp., Inc. This property is currently being actively mined.

Artemus Property – We acquired the rights to approximately 7,000 acres of property located in Bell and Whitley County, Kentucky, with a 596-acre permit for the extraction of 2.5 million probable tons of high grade specialty coal which includes the ferrosilicon Kentucky Blue Gem seam. This property is currently being actively mined.

Reliford Property - We acquired the oil and gas rights to approximately 1,700 acres of property located in Cumberland County, Kentucky. The Reliford property is in the exploration stage, although a small number of barrels were produced sold in November 2009 totaling $7,058 in revenue. This property is presently being evaluated for future development.

Material Contracts and Agreements

We presently hold various mining rights to property previously discussed under the heading “Projects”. These agreements are material to our operations and represent the majority of our current and near term revenue potential. As we expand operations each individual project lease is expected to become less significant in overall revenue production.

Although we do rely on mining and drilling subcontracting agreements for the extraction of our products we do not consider these type of agreements material. These agreements are negotiated on a site by site basis based on the particular skill and equipment requirements of the extraction. There are a variety of suitable subcontractors available in the locations we are presently operating and in the event a preferred subcontractor was unavailable we believe another suitable one would be available as to not impair our operations. Should the market for these type of services change significantly we may modify our practices and seek longer term agreements or develop our own capacity.

Market

Exports. Increased international demand for coal helped to push U.S. coal exports to levels not seen in over a decade. Total U.S. coal exports for 2008 were 81.5 million short tons, an increase of 22.4 million short tons over the 2007 level, or 37.8 percent. The large increase was in response to growing demand, predominantly from Europe and Asia for coal due to supply disruptions that affected the ability of other coal-exporting countries to ship their product. Heavy rains in the beginning of the year caused production problems for Australia while increased domestic demand for coal in South Africa, Indonesia, Vietnam, and Russia cut into their available tonnage for the world markets. The increasing demand for U.S. coal also resulted in increasing coal export prices. The average price of U.S. coal exports in 2008 was $97.68 per short ton, an increase of 39.0 percent.

Metallurgical coal exports increased in 2008 to end the year at 42.5 million short tons, an increase of 32.2 percent as the world metallurgical coal market tightened due to increasing world demand combined with production and transportation issues experienced during the year in other metallurgical coal exporting countries. With tightened world-wide demand, the result was a huge increase in metallurgical coal export prices. In 2008, the average price of U.S. metallurgical coal exports rose by 51.3 percent to a level of $134.62 per short ton, an increase of $43.63 per short ton over the 2007 level. In part, as a consequence of the increasing demand for metallurgical coal, several of the international steel companies purchased U.S. metallurgical coal producing companies during 2008.

As it has traditionally been in the past, Europe is the main destination of U.S. metallurgical coal and in 2008 accounted for almost 60 percent of the total metallurgical coal exports. Europe was the destination for 25.5 million short tons in 2008, an increase of 38.8 percent from 2007. In 2008, the Netherlands was the primary destination of U.S. metallurgical coal exports with a total of 3.4 million short tons, an increase of 1.3 million short tons. (Note: Some ports in the Netherlands serve as transshipment points for coal being sent to other countries and the coal exports shipped there may move to other destinations.) The average price per short ton to the Netherlands increased 37.3 percent in 2008, from $85.78 to $117.81. Italy, France, and the United Kingdom were also major European destinations of U.S. metallurgical coal in 2008. Italy received a total of 2.9 million short tons, 15.1 percent less than the 2007 total, while the average price of metallurgical coal exports to Italy was up from $94.65 per short ton to $110.27 per short ton in 2008. Both France and the United Kingdom each received 2.1 million short tons of U.S. metallurgical coal in 2008; that total was an increase of 19.0 percent for France and an increase of 23.0 percent for the United Kingdom. The percentage increases in the average price per short ton of those metallurgical coal exports were 31.2 and 34.2 percent respectively, with the average price per short ton for metallurgical coal to France at $114.74 and the price for the United Kingdom at $121.01 in 2008. Other major European destinations for U.S. metallurgical coal in 2008 were Turkey, Belgium, Poland, Romania, Croatia, Spain and Germany, with each receiving over 1 million short tons of coal. The average price of metallurgical coal exports to these major destinations ranged from $110.40 per short ton in Germany to $203.69 per short ton in Turkey.

Total U.S. metallurgical coal exports to countries in North America increased in 2008, while shipments to South America decreased, with the primary destinations being Canada and Brazil. Canada received 3.6 million short tons of metallurgical coal from the U.S., a slight decrease of 1.0 percent over the 2007 level, while shipments to Brazil totaled 6.0 million short tons, a decline of 6.1 percent. The average price of metallurgical coal in 2008 increased to both countries with the price to Canada at $91.00 per short ton, while the price to Brazil was $143.40 per short ton, representing increases of 18.2 and 62.4 percent respectively.

The Asian market accounted for almost 10 percent of U.S. metallurgical coal exports in 2008. Total metallurgical coal exports to Asia totaled 4.2 million short tons in 2008, an increase of 311.2 percent from 2007, as the U.S. helped to meet the gap in supply due to the production problems in Australia. India was the major Asian destination of U.S. coal exports in 2008, with a total of 1.6 million short tons, an increase of 79.9 percent. Japan, which did not receive any U.S. metallurgical coal exports in 2007, was also a major Asian destination in 2008, with a total of 1.4 million short tons. South Korea received 1.1 million short tons in 2008, almost 650 percent higher than the 143 thousand short tons it received in 2007. The average price for U.S. metallurgical coal exports to India was $217.77 per short ton, an increase of $115.10 per short ton. The average price for metallurgical coal exports to Japan was $142.96 per short ton while the price to South Korea rose considerably in 2008 by $92.36 per short ton to $165.62.

Metallurgical coal exports to countries in Africa decreased somewhat in 2008 from 2.1 million short tons to 2.0 million short tons. The majority of the metallurgical coal exports to Africa went to Egypt. Total U.S. metallurgical coal exports to Egypt in 2008 were 1.4 million short tons with an average price of $209.49 per short ton, an increase in price of 130.9 percent from 2007.

Total U.S. steam coal exports increased in 2008 for the sixth consecutive year as the tight world market drove many users to the U.S. for their steam coal needs. In 2008, steam coal exports rose by 44.5 percent to a level of 39.0 million short tons, while the average price per ton increased by 19.7 percent to $57.35 per short ton. Canada is the single largest market for all U.S. coal exports as well as the primary North American destination of steam coal exports. In 2008, Canada received 19.4 million short tons of steam coal exports, an increase of 4.6 million short tons and accounted for 49.7 percent of all of 2008 steam coal exports. The average price of steam coal exports to Canada decreased by $4.63 in 2008 to $36.00 per short ton. (Note: The steam coal exports to Canada contain some tonnage of U.S. steam coal exports to countries in Asia. This is due to the fact that there are currently no major coal-exporting facilities on the U.S. west coast. Some coal producers shipped steam coal by rail to coal-export terminals in British Columbia that were then loaded to ships for further transport to Asian buyers.)

Europe is the second largest market for U.S. steam coal exports due to the declining coal production in many of the countries combined with the proximity of the major eastern U.S. coal ports. Total steam coal exports to Europe increased in 2008 to a total of 14.8 million short tons, an increase of 69.2 percent from 2007. The average price of steam coal to Europe rose in 2008 by 25.3 percent, increasing to a level of $74.93 per short ton. One-third of the increase in U.S. steam coal exports to Europe was accounted for by one country: the United Kingdom. Total U.S. steam coal exports to the U.K. in 2008 were 3.7 million short tons, an increase of 119.4 percent. The average price of steam coal exports to the U.K. in 2008 was $62.53 per short ton, an increase of 33.5 percent from 2007. Other major European destinations for U.S. steam coal were: the Netherlands, Germany, France, Belgium, and Spain. The respective amount of steam coal exports in 2008 were: 3.6 million short tons, 1.4 million short tons, 1.4 million short tons, 1.3 million short tons, and 1.1 million short tons, while the average price per short ton was: $71.77, $75.23, $92.93, $85.35, and $65.56. These steam coal export prices represent increases that range from a low of $7.95 per short ton (the Netherlands) to a high of $25.41 (Belgium).

U.S. steam coal exports to the African continent declined by 22.2 percent in 2008, to a total of 1.9 million short tons. The majority of the decrease in steam coal exports to Africa is attributable to one country, Morocco. Total steam coal exports to Morocco in 2008 were 1.7 million short tons, down by 28.2 percent. The average price of steam coal exports to Morocco in 2008 was $84.15 per short ton, an increase of 77.8 percent from 2007.

Although the total amount of steam coal exports to South America (the primary source of coal imports for the U.S.) increased dramatically in 2008 to a total of 1.3 million short tons, it still only accounted for 3.2 percent of all U.S. steam coal exports. The majority of the South American steam coal exports went to Chile with a total of 854 thousand short tons. The average price of steam coal exports to South America increased to $74.40 per short ton from the 2007 level of $50.87 per short ton, while the average price to Chile increased to $47.93 per short ton from $38.42 per short ton.

Steam coal exports to Asia in 2008 were 1.1 million short tons, a level not seen since 2005, and an increase of 496.5 percent from 2007. Japan was the primary Asian destination of U.S. steam coal exports in 2008 with a total of 337 thousand short tons, well above the 5 thousand short tons it received in 2007. The average price of U.S. steam coal exports to Japan was $129.67 per short ton, a decrease from the $175.33 per short ton level of 2007. The two other primary Asian destinations of U.S. steam coal exports were South Korea and China, with totals of 281 thousand short tons and 242 thousand short tons respectively. The average price per short ton for South Korea in 2008 was $63.03 per short ton and for China was $122.93 per short ton.

U.S. coke exports increased in 2008 by 35.7 percent to a total of 2.0 million short tons. Most of the coke exports went to Canada which accounted for 38.7 percent of all U. S. coke exports with 758 thousand short tons. The average price of coke exports in 2008 was $107.42 per short ton, an increase of 18.4 percent over 2007.

Imports. U.S. coal imports declined in 2008 for the first time in six years. Total coal imports were 34.2 million short tons, a decrease of 5.9 percent, or 2.1 million short tons. Coal imports represent a small portion of the domestic coal consumption, averaging about 3 percent of total U.S. coal consumption. The average price of imported coal rose significantly, by 25.6 percent, to a level of $59.83 per short ton. Colombia, which dominates the U.S. coal import market, accounted for over three-fourths of all 2008 coal imports. The U.S. imported 26.3 million short tons of coal from Colombia in 2008, a drop of 0.6 million short tons, or 2.2 percent. The average price of Colombian coal into the U.S. was $57.01 per short ton, an increase of 23.1 percent over 2007. In 2008, total coal imports from Indonesia, the second largest supplier of coal imports, were 3.4 million short tons, a slight decrease of 0.3 million short tons, while the average price increased by 44.4 percent to $37.68 per ton. Coal imports from Venezuela declined by 32.5 percent to 2.3 million short tons, while the price of the coal imports increased by 38.9 percent. Canada was another major source of U.S. coal imports in 2008 with a total of 2.0 million short tons, unchanged from the 2007 total. These four countries accounted for over 99 percent of total U.S. coal imports, the same rate as in 2007. Although most coal imports are used for electric generation, metallurgical coal imports were 1.7 million short tons in 2008, all from Canada.

U.S. coke imports increased substantially in 2008 by 46.5 percent to end the year at 3.6 million short tons. Increases in shipments of coke from China of 1.3 million short tons in 2008 accounted for most of the increase in coke imports. Due to the tight world metallurgical coal market during most of 2008, the average price of U.S. coke imports rose dramatically by 139.2 percent to a level of $465.15 per short ton.

Source: U.S. Coal Supply and Demand 2008 Review, published by the US Energy Information Administration, Data for: 2008; Report Released: April 14, 2009; Next Release Date: April 2010

http://www.eia.doe.gov/cneaf/coal/page/special/exports_imports.html

Coal Mining

Coal mining operations can be divided into surface and underground mining methods. The most appropriate mining method is determined by coal seam characteristics including geology, location, and recoverable reserve base. Drill-hole data is used initially to define the size, depth and quality of the coal reserve area before committing to a specific extraction method. For underground mining there are two primary methods: room and pillar, and longwall; for surface mining there are three primary methods: truck-and-shovel mining, dragline mining, and highwall mining - the newest technique.

Surface mining. This method is used to extract coal deposits found closer to the surface and involves the removal of earth and rock covering the coal with various earth moving equipment. Typically, coal mining operations will begin at the part of the coal seam that is closest to the surface and most economical to mine. As the seam is mined, it typically becomes more difficult and expensive to mine because the seam may become thinner or protrude more deeply into the earth, requiring removal of more material over the seam, known as “overburden.” As the amount of overburden increases, the cost to mine coal also increases. Many seams of coal in Central Appalachia are between one to ten feet thick and may be located hundreds of feet below the surface.

Surface mining uses draglines, large power shovels, or front-end loaders (“loaders”) to remove the earth or overburden that covers the coal. The overburden is moved to a previously mined area, either by the dragline or by large off-road trucks, to facilitate the reclamation process. The coal is then loaded into trucks for transport to a preparation plant, rail loadout facility, or customers. Productivity depends on size of equipment, geological composition, and the ratio of overburden to coal.

Highwall mining. Highwall mining is a mining method in which a continuous mining machine is driven by remote control into the coal seam exposed by previous surface mining operations, which created a vertical wall on the face of the exposed topography. A continuous haulage system then carries the coal from the coal face to the surface for stockpiling and transport. This process forms a series of parallel, unsupported cuts along the highwall. The remaining coal pillars between adjacent entries must support the overburden structure.

Underground mining. Those seams that are too deep to surface mine may be economically mined with specialized equipment matched to the thickness of the coal seam. Underground mining methods consist of “room and pillar” and “longwall mining.” Room and pillar mining typically requires using a continuous miner to cut a system of entries into the coal, leaving pillars to support the strata above the coal. Shuttle cars then transport the coal from the digging face to a conveyor belt for transport to the surface. This method is often used to mine thin coal seams, and where geological conditions are not amenable to longwall mining. Coal recovery is typically 50% or less.

Coal Characteristics

Heat value. The heat value of coal is commonly measured in Btu per pound of coal. Coal found in the Eastern and mid-Western regions of the United States, including Central and Southern Appalachia, tends to have a heat content ranging from 10,000 to 15,000 Btu per pound. The effect of moisture in coal, as sold, is included in references to Btu per pound of coal, unless otherwise indicated.

Sulfur content. Sulfur content can vary from seam to seam and sometimes within each seam. Coal combustion produces sulfur dioxide, the amount of which varies depending on the chemical composition and the concentration of sulfur in the coal. Low sulfur coal has a variety of definitions, and in using this term, we refer to coal with sulfur content of 1.5% or less by weight. Compliance coal refers to coal, which, when consumed in the production of energy, produces less than 1.2 pounds of sulfur dioxide per million Btu. The strict emissions standards of the Clean Air Act have increased demand for lower sulfur coals. We expect continued high demand for lower sulfur coals as electric generators meet the current Phase II requirements of the Clean Air Act (1.2 pounds or less of sulfur dioxide per million Btu). It is possible that no coal will be considered compliance coal if emissions standards are restricted to such a level that emissions control technology must always be used regardless of the coal’s sulfur content.

Other. Ash is the inorganic residue remaining after the combustion of coal. As with sulfur content, ash content varies from seam to seam. Ash content is an important characteristic of coal for electric generating plants as it affects combustion performance and utilities must handle and dispose of ash following combustion.

Moisture content of coal varies by the type of coal, the region where it is mined and the location of coal within a seam. In general, high moisture content decreases the heat value and increases the weight of the coal, thereby making it more expensive to transport with less combustion efficiency. Moisture content in coal, as sold, can range from approximately 5% to 30% of the coal’s weight. Generally, the moisture content of coal from Central Appalachia ranges from 5% to 9%.

The other major market for coal is the steel industry. The type of coal used in steel making is referred to as metallurgical coal and is distinguished by special quality characteristics that include high carbon content, low expansion pressure and various other chemical attributes. Metallurgical coal is also high in heat content (as measured in Btu), and therefore is desirable to utilities as fuel for electricity generation. Consequently, metallurgical coal producers have the ongoing opportunity to select the market that provides maximum revenue. The price offered by steel makers for the metallurgical quality attributes is typically higher than the price offered by utility coal buyers that value only the heat content.

Once raw coal is mined, it is often crushed, sized and washed in preparation plants where product consistency and heat content are improved. This process involves crushing the coal to the required size, removing impurities and, where necessary, blending it with other coal to match customer specifications.

When some types of coal are super-heated in the absence of oxygen, they form a hard, dry, caking form of coal called “coke.” Steel production uses coke as a fuel and reducing agent to smelt iron ore in a blast furnace. Most of the coking coal comes from coal found in Northern and Central Appalachia.

Coal Prices

Coal prices vary dramatically by region and are determined by a number of factors. The two principal components of the delivered price of coal are the price of coal at the mine - which is influenced by mine operating costs and coal quality, and the cost of transporting coal from the mine to the point of use. Electric utilities purchase coal on the basis of its total delivered cost per million Btu. The higher the Btu of the coal, the fewer tons the utility needs to buy to meet its requirements.

Price at the mine. The price of coal at the mine is influenced by its cost of production; geological characteristics such as seam thickness, overburden ratios and depth of underground reserves and prices received for similar quality coal sold by our competitors. Eastern United States coal is more expensive to mine than Western coal because of thinner coal seams and thicker overburden. Underground mining, prevalent in the Eastern United States, has higher costs than surface mining because it requires more people, greater development costs, and higher costs to remove impurities.

In addition to direct mining costs, the price of coal at the mine is also a function of quality characteristics such as heat value, sulfur, ash and moisture content. Metallurgical coal has higher carbon and lower ash content and is usually priced higher than steam coal produced in the same regions. Higher prices are paid for metallurgical coals with low volatility characteristics. Very few coal seams possess these unique metallurgical coal qualities.

Transportation costs. Coal used for domestic consumption is generally sold freight on board, or FOB, at the mine and shipped by railroad, truck, or barge. The buyer normally bears the cost of transportation from the loadout to its final destination. Export coal, however, is usually sold at the loading port, and coal producers are responsible for arranging and paying for shipment to the export coal-loading facility. The buyer does not acquire ownership of the coal or pay for it until it is loaded onto the ship.

Most electric utilities arrange long-term shipping contracts with rail, truck, or barge companies to assure stable delivered costs. Transportation can be a large component of a buyer’s cost, especially if long distances are involved such as from the Western areas of the US to the Southeast. Although the buyer pays the freight, transportation costs are still important to coal mining companies because buyers typically make their purchase decisions based on the delivered cost per Btu, and transportation costs may add to or detract from a specific mine’s price position. According to the National Mining Association, railroads account for nearly two-thirds of total coal shipments in the United States. Trucks and overland conveyors haul coal over shorter distances, while lake carriers and ocean vessels move coal mainly to export markets. Some domestic coal is shipped over the Great Lakes. Most coal mines are served by a single rail company, but much of the Powder River Basin is served by two competing rail carriers. Coal mines in Central and Southern Appalachia generally are served by either the Norfolk Southern or the CSX rail lines.

Regulatory Matters

Federal, state and local authorities regulate the United States coal mining industry with respect to matters such as employee health and safety, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection, the reclamation and restoration of mining properties, the discharge of materials into the environment, surface subsidence from underground mining, and the effects of mining on groundwater quality and availability. The Mine Safety and Health Administration, or MSHA, is the U.S. Department of Labor agency responsible for the health and safety of miners. The Office of Surface Mining, or OSM, is the Department of the Interior agency which governs the issuance of permits and is responsible for overseeing the reclamation, restoration and other environmental processes for the coal mining industry.

The industry is also affected by significant legislation mandating certain benefits for current and retired coal miners. Numerous federal, state and local governmental permits and approvals are required for mining operations. We believe that we have obtained all permits currently required to conduct our present mining operations and are in compliance with all MSHA and OSM regulations pursuant to our operations. We may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that a proposed development for, or production of, coal may have on the environment. These requirements could prove costly and time-consuming, and could delay commencing or continuing development or impact producing operations. Future legislation and administrative regulations may emphasize the protection of the environment and, as a consequence, our activities may be more closely regulated. Such legislation and regulations, as well as future interpretations and more rigorous enforcement of existing laws, may require substantial increases in equipment and operating costs and delays, interruptions or a termination of operations, the extent of which cannot be predicted.

We endeavor to conduct our mining operations in compliance with all applicable federal, state and local laws and regulations. However, because of extensive and comprehensive regulatory requirements, violations during mining operations occur from time to time. The majority of any such violations result from natural causes, such as heavy rainfall, diverse temperature conditions, or unknown geological conditions that cause physical changes to the land surface or water levels resulting in excess sedimentation in streams or landslides.

Mine Safety and Health

Stringent health and safety standards have been in effect since Congress enacted the Coal Mine Health and Safety Act of 1969. The Federal Mine Safety and Health Act of 1977 significantly expanded the enforcement of safety and health standards and imposed safety and health standards on all aspects of mining operations.

Most states, including the state in which we operate, have programs for mine safety and health regulation and enforcement. Collectively, federal and state safety and health regulation in the coal mining industry is perhaps the most comprehensive and pervasive system for protection of employee health and safety affecting any segment of United States industry. While regulation has a significant effect on our operating costs, our regional competitors are subject to the same degree of regulation.

Environmental Laws

We are subject to various federal and state environmental laws. Some of these laws, discussed below, place many requirements on our coal mining operations. Federal and state regulations require regular monitoring of our mines and other facilities to ensure compliance.

Surface Mining Control and Reclamation Act

The Surface Mining Control and Reclamation Act of 1977 (“SMCRA”), which is administered by OSM, establishes mining, environmental protection and reclamation standards for all aspects of surface mining as well as many aspects of underground mining. Mine operators must obtain SMCRA permits and permit renewals for mining operations from the OSM. Where state regulatory agencies have adopted federal mining programs under the act as in Kentucky, the state becomes the regulatory authority.

SMCRA permit provisions include requirements for coal prospecting; mine plan development; topsoil removal, storage and replacement; selective handling of overburden materials; mine pit backfilling and grading; protection of the hydrologic balance; subsidence control for underground mines; surface drainage control; mine drainage and mine discharge control and treatment; and re-vegetation.

Before a SMCRA permit is issued, a mine operator must submit a bond or otherwise secure the performance of reclamation obligations. The Abandoned Mine Land Fund, which is part of SMCRA, requires a fee on all coal produced. The proceeds are used to reclaim mine lands closed prior to 1977 and to pay health care benefit costs of orphan beneficiaries of the Combined Fund. The fee, which partially expired on September 30, 2004, is $0.35 per ton on surface-mined coal and $0.15 per ton on deep-mined coal. As of October 1, 2007, the fee dropped to $0.315 per ton on surface-mined coal and $0.135 per ton on underground-mined coal. Since September 30, 2004, a fee is assessed each year to cover the expected health care benefit costs of the orphan beneficiaries.

SMCRA stipulates compliance with many other major environmental programs. These programs include the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act (“RCRA”), Comprehensive Environmental Response, Compensation, and Liability Acts (“CERCLA”) superfund and employee right-to-know provisions. In addition to OSM, other Federal and State regulatory agencies are involved in monitoring or permitting specific aspects of mining operations. The United States Environmental Protection Agency (“EPA”) is the lead agency for States or Tribes with no authorized programs under the Clean Water Act, RCRA and CERCLA. The United States Army Corps of Engineers (“COE”) regulates activities affecting navigable waters and the United States Bureau of Alcohol, Tobacco and Firearms (“ATF”) regulates the use of explosives in blasting.

We do not believe there are any substantial matters that pose a risk to maintaining our existing mining permits or hinder our ability to acquire future mining permits. It is our policy to comply with all requirements of the Surface Mining Control and Reclamation Act and the state laws and regulations governing mine reclamation.

Clean Air Act

The coal industry has witnessed a shift in demand to low sulfur coal production driven by regulatory restrictions on sulfur dioxide emissions from coal-fired power plants. The Clean Air Act, the Clean Air Act Amendments and the corresponding state laws that regulate the emissions of materials into the air, affect coal mining operations both directly and indirectly. Direct impacts on coal mining and processing operations may occur through Clean Air Act permitting requirements and/or emission control requirements relating to particulate matter, such as fugitive dust, including future regulation of fine particulate matter measuring ten micrometers in diameter or smaller. The Clean Air Act indirectly affects coal mining operations by extensively regulating the air emissions of sulfur dioxide, nitrogen oxides, mercury and other compounds emitted by coal-fueled electricity generating plants.

For example, in 1995, Phase I of the Clean Air Act Acid Rain program required high sulfur coal plants to reduce their emissions of sulfur dioxide to 2.5 pounds or less per million Btu, and in 2000, Phase II of the Clean Air Act tightened these sulfur dioxide restrictions further to 1.2 pounds of sulfur dioxide per million Btu. Currently, electric power generators operating coal-fired plants can comply with these requirements by: burning compliance coal, either exclusively or mixed with higher sulfur coal; installing pollution control devices such as scrubbers, which reduce the sulfur emissions from burning coal; reducing electricity generating levels; or purchasing or trading emission credits to allow them to comply with the sulfur dioxide emission compliance requirements.

However, as new and proposed laws and regulations, including the Clean Air Interstate Rule and the Clean Air Mercury Rule, require further reductions in emissions, coal-fired utilities may need to install additional pollution control equipment, such as wet scrubbers, to comply. Installation of such additional pollution control equipment could potentially result in a decrease in the demand for low sulfur coal (because sulfur would be removed by the new equipment), potentially driving down prices for low sulfur coal.

Clean Water Act

The Clean Water Act of 1972 affects coal mining operations by establishing water quality standards and regulating alteration of surface water bodies. Much of the responsibility for standard setting, monitoring, and enforcement is delegated to state agencies, with federal oversight. There are three major aspects in the standard-setting process. First, the states establish use designations for all surface water bodies. Second, scientifically-based water quality criteria (numeric or narrative) are established to be protective of the designated uses. These criteria include total maximum daily load (“TMDL”) discharge standards which are monitored and enforced through the National Pollution Discharge Elimination System (“NPDES”). Water discharges from each mine operation are regulated within the NPDES process. The third component is the anti-degradation standard, which establishes characteristics of “high quality streams”, and prohibits their degradation. Standards for discharging water from mine sites to high quality streams are very stringent. Upgrading stream designations to “high quality” in the areas in which coal mine operations are located can potentially result in increased water treatment costs that can increase both permitting costs and coal production costs.

Resource Conservation and Recovery Act

The Resource Conservation and Recovery Act, which was enacted in 1976, affects coal mining operations by establishing requirements for the treatment, storage and disposal of hazardous waste. Coal mine waste, such as overburden and coal cleaning waste, are exempted from hazardous waste management.

Subtitle C of RCRA exempted fossil fuel combustion wastes from hazardous waste regulation until the EPA completed a report to Congress and made a determination on whether the wastes should be regulated as hazardous. In a 1993 regulatory determination, the EPA addressed some high-volume, low- toxicity coal combustion wastes generated at electric utility and independent power producing facilities.

In May 2000, the EPA concluded that coal combustion wastes do not warrant regulation as hazardous under RCRA. The EPA is retaining the hazardous waste exemption for these wastes. However, the EPA has determined that national non-hazardous waste regulations under RCRA Subtitle D are needed for coal combustion wastes disposed in surface impoundments and landfills and used as mine-fill. The agency also concluded beneficial uses of these wastes, other than for mine filling, pose no significant risk and no additional national regulations are needed. As long as this exemption remains in effect, it is not anticipated that regulation of coal combustion waste will have any material effect on the amount of coal used by electricity generators.

Federal and State Superfund Statutes

Superfund and similar state laws affect coal mining and hard rock operations by creating a liability for investigation and remediation in response to releases of hazardous substances into the environment and for damages to natural resources. Under Superfund, joint and several liabilities may be imposed on waste generators, site owners or operators and others regardless of fault.

Global Climate Change

The United States and more than 160 other nations are signatories to the 1992 Framework Convention on Climate Change, which is intended to limit emissions of greenhouse gases such as carbon dioxide. In December 1997, in Kyoto, Japan, the signatories to the convention established a binding set of emission targets for developed nations, which became binding on all countries that had ratified the Kyoto Protocol in February 2005, as a result of Russia’s ratification in November 2004. Although the specific emission targets vary from country to country, the United States would be required to reduce emissions to 93% of 1990 levels over a five-year budget period from 2008 through 2012. Although the United States did not ratify the emission targets and no comprehensive regulations focusing on greenhouse gas emissions are in place, these restrictions, whether through ratification of the emission targets or other efforts to stabilize or reduce greenhouse gas emissions, could adversely affect the price and demand for coal. According to the Energy Information Administration’s Emissions of Greenhouse Gases in the United States during 2004, coal accounted for 34% of the total. Efforts to control greenhouse gas emissions could result in reduced use of coal if electricity generators switch to lower carbon sources of fuel.

Regulation of greenhouse gases in the United States may happen as a result of the recent change in administration at the Federal level. Much discussion has taken place, along with proposed legislative initiatives, at both the State and Federal levels that would regulate greenhouse emissions. Any significant change in regulation may require additional controls on coal-fueled power plants and industrial boilers which could lead to switching to lower carbon fuels. Ultimately, such regulations could lead to a reduction in demand for coal.

In July 2008, the EPA published an Advanced Notice of Proposal Rulemaking (“ANPR”) seeking comments and discussions of the complex issues associated with the possible regulation of greenhouse gases under the Clean Air Act. The deadline for comments on the ANPR was November 28, 2009. The EPA sought comments and discussion on (i) advantages and disadvantages of regulating greenhouse gases under one provision of the Clean Air Act; (ii) how a decision to regulate greenhouse gases under one provision of the Clean Air Act would lead to regulation under other provisions; (iii) issues relevant to legislation to regulate greenhouse gases and the potential overlap of the Clean Air Act and such future legislation; and (iv) scientific information relevant to, and the issues raised by, an analysis as to whether greenhouse gas emissions from automobiles may reasonably be anticipated to endanger public health or welfare. In December 2009, the EPA made a determination that greenhouse gases cause or contribute to air pollution and may reasonably be anticipated to endanger public health or welfare, which findings are prerequisites to the EPA regulating greenhouse gases under the Clean Air Act.

Apart from governmental regulation, on February 4, 2008, three large investment banks announced that they had adopted climate change guidelines for lenders. These guidelines require the evaluation of carbon risks in the financing of utility power plants which may make it more difficult for utilities to obtain financing for coal fired plants. If comprehensive laws focusing on greenhouse gas emission reductions were to be enacted by the United States or individual states where we sell coal, it may adversely affect the use of and demand for fossil fuels, particularly coal, which would have a material adverse effect on our results of operations, cash flows and financial condition.

Permitting

Mining companies must obtain numerous permits from both Federal and State regulatory agencies that impose strict environmental and safety regulations and oversight on their operations. These provisions include requirements for coal prospecting, mine plan development, topsoil removal, storage and replacement, selective handling of overburden materials, mine pit backfilling and grading, protection of the hydrologic balance, subsidence control for underground mines, surface drainage control, mine drainage and mine discharge control and treatment, and revegetation.

We must obtain permits from applicable state regulatory authorities before we begin to mine reserves. The mining permit application process is initiated by collecting baseline data to adequately characterize the pre-mine environmental condition of the permit area. This work includes surveys of cultural resources, soils, vegetation, wildlife, assessment of surface and ground water hydrology, climatology and wetlands. In conducting this work, we collect geologic data to define and model the soil and rock structures and coal that will be mined. We develop mine and reclamation plans by utilizing this geologic data and incorporating elements of the environmental data. The mine and reclamation plans incorporate the provisions of SMCRA, state programs and the complementary environmental programs that impact coal mining. Also included in the permit application are documents defining ownership and agreements pertaining to coal, minerals, oil and gas, water rights, rights of way, and surface land along with documents required of the Office of Surface Mining’s Applicant Violator System.

Once a permit application is prepared and submitted to the regulatory agency, it goes through a completeness review, technical review and public notice and comment period prior to approval. SMCRA mine permits can take over a year to prepare, depending on the size and complexity of the mine, and often take six months to three years for approval. Regulatory authorities have considerable discretion in the timing of permit issuance and the public has the right to comment on and otherwise engage in the permitting process, including through intervention in the courts.

We do not believe there are any substantial matters that pose a risk to maintaining our existing mining permits or hinder our ability to acquire future mining other than possible legislative matters that may be enacted by various state and federal agencies. It is our policy to ensure that our operations are in full compliance with the requirements of the SMCRA and state laws and regulations governing mine reclamation

Glossary of Selected Mining Terms

Assigned reserves. Coal which has been committed by the coal company to operating mine shafts, mining equipment, and plant facilities, and all coal which has been leased by the company to others.

Bituminous coal. The most common type of coal with moisture content less than 20% by weight and heating value of 10,500 to 14,000 Btu per pound. It is dense and black and often has well-defined bands of bright and dull material.

Btu. (British Thermal Unit). A measure of the energy required to raise the temperature of one pound of water one degree Fahrenheit. Central Appalachia. Coal producing states and regions of eastern Kentucky, eastern Tennessee, western Virginia and southern West Virginia.

Coal seam. Coal deposits occur in layers. Each layer is called a “seam.”

Coal washing. The process of removing impurities, such as ash and sulfur based compounds, from coal.

Compliance coal. Coal which, when burned, emits 1.2 pounds or less of sulfur dioxide per million Btus, which is equivalent to .72% sulfur per pound of 12,000 Btu coal. Compliance coal requires no mixing with other coals or use of sulfur dioxide reduction technologies by generators of electricity to comply with the requirements of the federal Clean Air Act.

Continuous miner. A machine used in underground mining to cut coal from the seam and load it onto conveyors or into shuttle cars in a continuous operation.

Continuous mining. One of two major underground mining methods now used in the United States. This process utilizes a continuous miner. The continuous miner removes or “cuts” the coal from the seam. The loosened coal then falls on a conveyor for removal to a shuttle car or larger conveyor belt system.

Deep mine. An underground coal mine.

Dozer and Front-end loader mining. An open-cast method of mining that uses large dozers together with trucks and loaders to remove overburden, which is used to backfill pits after coal removal.

Ferro-silicon. An alloy of iron and silicon used in the production of carbon steel. 8

Force Majeure. An event that may prevent the company from conducting its mining operations as a result of in whole or in part by: Acts of God, wars, riots, fires, explosions, breakdowns or accidents; strikes, lockouts or other labor difficulties; lack or shortages of labor, materials, utilities, energy sources, compliance with governmental rules, regulations or other governmental requirements; any other like causes.

High vol met coal. Coal that averages approximately 35% volatile matter. Volatile matter refers to a constituent that becomes gaseous when heated to certain temperatures.

Highwall miner. An auger-like apparatus that drives parallel rectangular entries from the surface up to 1000 feet deep.

Industrial coal. Coal used by industrial steam boilers to produce electricity or process steam. It generally is lower in Btu heat content and higher in volatile matter than metallurgical coal.

Long term contracts. Contracts with terms of one year or longer.

Low ash fusion. Coal that when burned typically produces ash that has a melting point below 2450 degrees Fahrenheit. Low Sulfur coal. Coal which, when burned, emits 1.6 pounds or less of sulfur dioxide per million Btus.

Metallurgical coal. The various grades of coal suitable for carbonization to make coke for steel manufacture. Also known as “met” coal, it possesses four important qualities: volatility, which affects coke yield; the level of impurities, which affects coke quality, composition, which affects coke strength; and basic characteristics, which affect coke oven safety. Met coal has a particularly high Btu, but low ash content.

Overburden. Layers of earth and rock covering a coal seam. In surface mining operations, overburden is removed prior to coal extraction. Overburden ratio. The amount of overburden commonly stated in cubic yards that must be removed to excavate one ton of coal.

Pillar. An area of coal left to support the overlying strata in a mine; sometimes left permanently to support surface structures. Pneumoconiosis. A lung disease caused by long-continued inhalation of mineral or metallic dust.

Preparation plant. Usually located on a mine site, although one plant may serve several mines. A preparation plant is a facility for crushing, sizing and washing coal to prepare it for use by a particular customer. The washing process has the added benefit of removing some of the coal’s sulfur content. 9 Probable (Indicated) reserves. Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart; therefore, the degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

Proven (Measured) reserves. Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established. Reclamation. The process of restoring land and the environment to their approximate original state following mining activities. The process commonly includes “recontouring” or reshaping the land to its approximate original appearance, restoring topsoil and planting native grass and ground covers. Reclamation operations are usually underway before the mining of a particular site is completed. Reclamation is closely regulated by both state and federal law.

Recoverable reserves. The amount of proven and probable reserves that can actually be recovered from the reserve base taking into account all mining and preparation losses involved in producing a saleable product using existing methods and under current law.

Reserves. That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

Resource (Non-reserve Coal Deposit). A coal-bearing body that does not qualify as a commercially viable coal reserve. Resources may be classified as such by either limited property control, geologic limitations, insufficient exploration or other limitations. In the future, it is possible that portions of the resource could be re-classified as reserve if those limitations are removed or mitigated by: improving market conditions: additional property control; favorable results of exploration; advances in technology; etc.

Roof. The stratum of rock or other mineral above a coal seam; the overhead surface of a coal working place. Same as “top.”

Room and pillar mining. In the underground room and pillar method of mining, continuous mining machines cut three to nine entries into the coal bed and connect them by driving crosscuts, leaving a series of rectangular pillars, or columns of coal to help support the mine roof and control the flow of air. As mining advances, a grid-like pattern of entries and pillars is formed. Additional coal may be recovered from the pillars as this panel of coal is retreated.

Spot market. Sales of coal under an agreement for shipments over a period of one year or less. 10

Steam coal. Coal used by power plants and industrial steam boilers to produce electricity or process steam. It generally is lower in Btu heat content and higher in volatile matter than metallurgical coal.

Sulfur. One of the elements present in varying quantities in coal that contributes to environmental degradation when coal is burned. Sulfur dioxide is produced as a gaseous by-product of coal combustion.

Sulfur content. Coal is commonly described by its sulfur content due to the importance of sulfur in environmental regulations. “Low sulfur” coal has a variety of definitions but typically used to describe coal consisting of 1.0% or less sulfur. A majority of the Company’s Central Appalachian reserves are of low sulfur grades.

Surface mine. A mine in which the coal lies near the surface and can be extracted by removing overburden.

Tipple. A structure that facilitates the loading of coal into rail cars.

Tons. A “short” or net ton is equal to 2,000 pounds. A “long” or British ton is 2,240 pounds; a “metric” tonne is approximately 2,205 pounds. The short ton is the unit of measure referred to in this Form 10-K.

Unassigned reserves. Coal which has not been committed, and which would require new mineshafts, mining equipment, or plant facilities before operations could begin in the property.

Underground mine. Also known as a “deep” mine. Usually located several hundred feet below the earth’s surface, an underground mine’s coal is removed mechanically and transferred by shuttle car or conveyor to the surface.

Unit train. A train of a specified number of cars carrying only coal. A typical unit train can carry at least 10,000 tons of coal in a single shipment.

Utility coal. Coal used by power plants to produce electricity or process steam. It generally is lower in Btu heat content and higher in volatile matter than metallurgical coal.

Competition

The coal industry is intensely competitive. There are numerous producers in the coal producing regions in which we operate. We compete with several major and a number of smaller coal producers in the Central/Southern Appalachia area. We also compete with producers of other fuels used in electricity generation, including nuclear, natural gas and hydroelectric producers. We compete with other coal producers and producers of other fuels based primarily on price, and we believe that the principal factors that determine the price at which our coal can be sold are: competition from energy sources other than coal, coal quality; efficiency in extracting and transporting coal; and proximity to customers.

The coal industry is dominated by a few major companies, including Peabody (NYSE: BTU), CONSOL Energy (NYSE: CNX), Arch Coal (NYSE: ACI), and Massey Energy (NYSE: MEE). These and other companies have significantly greater mineral and financial resources than we do. We compete on the basis of price, coal quality and characteristics, transportation costs, and reliability. With respect to customers in our region, we believe that we will be able to compete favorably due to our relatively low transportation costs. In addition, we believe that many customers prefer to receive their requirements from several different suppliers in order to reduce the risk that a single supplier would be unable to deliver. However, because many of our competitors have significantly greater resources than we do, they may be able to offer lower prices, better quality, and better service than us.

Employees

As of the date of this report, Americas Energy Company-AECo has ten full-time employees consisting of eight executive staff and two administrative staff. The Company currently has a four person Board of Directors that includes two independent directors. We have recently expanded the Board to our current four members and are seeking additional key staff including in house engineering and accounting professionals. Employment agreements and scope of employment are presently under review as Americas Energy Company-AECo expands operations.

Properties

The Company leases the premises where the Principal office is located. This office space is subject to a one year lease, at $2,000 per month, which will expire on July 31, 2010.

On May 10, 2010, the Company purchased real property located at 239 N. Peters Road in Knoxville, Tennessee from CCMT Properties, a Tennessee General Partnership for the sum of $975,000. Pursuant to the purchase agreement, CCMT issued a mortgage note in the amount of $975,000, which requires the Company to pay $20,956 upon execution, an additional $63,015 on or before October 10, 2010, and monthly installment payments of $6,985 beginning August 10, 2010 for a period of 60 months. The loan accrues interest at a rate of 6% and is amortized over twenty years.

As of the date of this report the Company is in the process of relocating into the new property which comprises approximately 6,600 square feet of office space.

Property Control

Operations of Americas Energy Company are conducted on leased properties totaling over five thousand (5000) acres in southeastern Kentucky and more than five hundred (500) acres in central Tennessee. Americas Energy Company’s current practice is to obtain a title review from a licensed attorney prior to leasing property. As is typical in the coal mining industry, Americas Energy Company generally has not obtained title insurance in connection with its acquisitions of coal reserves and/or related surface properties. In many cases, the lessor will grant the leasing entity a warranty of property title. When leasing coal reserves and/or related surface properties where mining has previously occurred, Americas Energy Company may opt not to perform a separate title confirmation due to the previous mining activities on such a property. In cases involving less significant properties and consistent with industry practices, title and boundaries to less significant properties are now verified during lease or purchase negotiations.

The lease terms associated with Americas Energy Company’s reserves are generally sufficient to allow the reserves for the associated operation to be mined within the initial lease term. In fact the terms of many of these leases extend until the exhaustion of the mineable and merchantable coal from the leased property. If, however, extensions of the original lease term become necessary, provisions have generally been made within the original lease to extend the lease term upon continued payment of minimum royalties.

Coal Reserves

As of March 31, 2010, Americas Energy Company had a combined estimated 10.4 million tons of proven and probable recoverable reserves. All of the reserves consist of High Vol A Bituminous Coal. Reserves are the portion of the proven and probable tonnage that meet Americas Energy Company’s economic criteria regarding mining height, preparation plant recovery, depth of overburden and stripping ratio. Generally, these reserves would be commercially mineable at year-end price and cost levels. Additionally, 2.4 million tons of coal classified as “resource” were identified.

Reserves are defined by SEC Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Proven and probable coal reserves are defined by SEC Industry Guide 7 as follows: Proven (Measured) Reserves - Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, working or drill holes: grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

Probable (Indicated) Reserves - Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but for which the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

Drill hole spacing for confidence levels in reserve calculations is based on guidelines in U.S. Geological Survey Circular 891 (Coal Resource Classification System of the U.S. Geological Survey). In this method of classification, “proven” reserves are considered to be those lying within one-quarter mile (1,320 feet) of a valid point of measurement and “probable” reserves are those lying between one-quarter mile and three-quarters mile (3,960 feet) from such an observation point.

Our reserve estimates are prepared by a third-party consultant, Engineering Consulting Services, Inc. (ECSI). ECSI is a Kentucky-based engineering firm specializing in civil, environmental, and mining engineering as well as health and safety services. They have been providing high quality engineering services for over 25 years. ECSI personnel includes engineers; geologists; scientists; land surveyors; environmental, health and safety specialists; and assorted technical support personnel.

The table below shows recoverable reserves by quantity and the method of property control as well as the Assigned and Unassigned reserves per mining complex.

				IN-PLACE RESERVES BY QUANTITY (1)
				(Millions of Tons)

							Assigned (2)		Unassigned (2)
Mining	Location	Total	Proven	Probable	Owned	Leased	2009	2010	2009	2010
Complex
Evans	Bell, and	6.3	2.8	3.5	0	6.3	0	1.2	0	5.1
Coal	Knox
Corp.	County, KY

Tennessee	Bledsoe	4.1	4.1	0	0	4.1	0	0	4.1	4.1
Project	County, TN

Notes:

(1) Recoverable reserves represent the amount of proven and probable reserves that can actually be recovered from the reserve base taking into account all mining and preparation losses involved in producing a saleable product using existing methods under current law. Reserve information reflects a moisture of 6.5% . This moisture factor represents the average moisture present in the Company's delivered coal.

(2) Assigned reserves means coal which has been committed by the coal company to operating mine shafts, mining equipment, and plant facilities, and all coal which has been leased by the Company to others. Unassigned reserves represent coal which has not been committed, and which would require new mineshafts, mining equipment, or plant facilities before operations could begin in the property.

The table below shows the recoverable reserves by quality, including sulfur content and coal type, per mining complex.

RECOVERABLE RESERVES BY QUALITY (1)

		Sulfur Content
Mining Complex	Recoverable	< 1% (2)	>1% (2)	Compliance Tons	Average BTU	Coal Type (4)
	Reserves			(3)	As received
	(Millions of tons)

Evans Coal	6.3	1.5	4.8	-	12,700	LSU
Corporation

Tennessee Project	4.1	0	4.1	-	13,000	LSU

Total	10.4	1.5	8.9

Notes:
(1)	Reserve information reflects a moisture factor of 6.5%. This moisture factor represents the average moisture present in the Company’s delivered coal.

(2)	<1% or >1% refers to sulfur content as a percentage in coal by weight.

(3)	Compliance coal is any coal that emits less than 1.2 pounds of sulfur dioxide per million BTU when burned. Compliance coal meets sulfur emission standards imposed by Title IV of the Clean Air Act.

(4) Reserve holdings include metallurgical coal reserves. Although these metallurgical coal reserves receive the highest selling price in the current market when marketed to steel-making customers, they can also be marketed as an ultra-high BTU, low sulfur utility coal for electricity generation.

HVM – High Vol Met LSU – Low Sulfur Utility V – Various IS – Industrial Stoker

Reserve Estimation Procedure

Americas Energy Company’s reserves are based on over 300 data points, including drill holes, prospect measurements, and mine measurements. Our reserve estimates also include information obtained from our on-going exploration drilling and in-mine channel sampling programs. Reserve classification is determined by evaluation of engineering and geologic information along with economic analysis. These reserves are adjusted periodically to reflect fluctuations in the economics in the market and/or changes in engineering parameters and/or geologic conditions. Additionally, the information is constantly being updated to reflect new data for existing property as well as new acquisitions and depleted reserves.

This data may include elevation, thickness, and, where samples are available, the quality of the coal from individual drill holes and channel samples. The information is assembled by qualified geologists and engineers retained by Americas Energy Company.

Legal Proceedings

No legal proceedings were initiated or served upon the Company in the fiscal year ending March 31, 2010.

From time to time the Company may be named in claims arising in the ordinary course of business. We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Americas Energy Company-AECo’s (formerly, Trend Technology, Inc..) common stock is quoted on the OTC Bulletin Board (OTC/BB) under the symbol “AENY.OB”. The common stock of Americas Energy Company-AECo was originally quoted on the OTC/BB under the symbol “TRET.OB” beginning June 23, 2006. The quotations provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The bid prices below have been obtained from sources believed to be reliable:

Period Ending	High	Low
June 30, 2010	1.11	1.07
March 31, 2010	2.41	2.25
December 31, 2009	5.05	3.59
September 30, 2009	1.38	1.26
June 30, 2009	0.25	0.25
March 31, 2009	0.15(Bid)	2000(Ask)
December 31, 2008	0.15(Bid)	2000(Ask)
September 30, 2008	0.15(Bid)	2000(Ask)
June 30, 2008	0.15(Bid)	2000(Ask)
March 31, 2008	0.25	0.25

Common stock

Total shares outstanding as of March 31, 2010 were 70,524,595 held by approximately 42 shareholders of record; 39,131,195 Common shares are restricted and an undetermined number of holders in street name (Cede&Co) hold 14,380,633 Common shares. Nevada Agency & Transfer Company Limited, Suite 880, 50 West Liberty Street, Reno, Nevada, 89501, is the registrar and transfer agent for our common shares.

Dividend Policy

Americas Energy Company-AECo has never paid a cash dividend on its common stock. The Company does not anticipate paying any cash dividends on its common stock in the next 12 month period. The payment of any dividends is at the discretion of the Board of Directors.

Recent Sales of Unregistered Securities

On May 4, 2010, the Company issued 200,000 shares of its common stock, restricted subject to Rule 144 of the Securities Act of 1933, to a director of the Company for services performed. The fair value of the shares issued was $388,000.

On May 4, 2010, the Company issued a total of 525,000 shares of its common stock, restricted subject to Rule 144 of the Securities Act of 1933, to four individuals for services performed for the Company. The fair value of the shares issued was $1,018,500.

On May 4, 2010, the Company issued 700,000 shares of its common stock, restricted subject to Rule 144 of the Securities Act of 1933, to a corporation for professional services received in connection with investor relations and financing activities. The fair value of the issuance on the date of grant was $1,358,000.

The shares were issued as exempted transactions under Section 4(2) and/or Regulation S of the Securities Act of 1933. They are subject to Rule 144 of the Securities Act of 1933. The recipient(s) of our securities took them for investment purposes without a view to distribution. Furthermore, they had access to information concerning our Company and our business prospects; there was no general solicitation or advertising for the purchase of our securities; and the securities are restricted pursuant to Rule 144.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following contains forward-looking statements that involve risks and uncertainties, as described below. Americas Energy Company-AECo (previously known as Trend Technology Corporation) (the “Company”, “we”, “us” or “our”) actual results could differ materially from those anticipated in these forward-looking statements. The following discussion should be read in conjunction with the unaudited financial statements and notes thereto and the Plan of Operation included in this Annual report on Form 10-K for the year ended March 31, 2010.

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

Long-Lived Assets – The Company accounts for its long-lived assets in accordance with ASC Topic 360-10, Formerly SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." ASC Topic 360-10 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of March 31, 2010, the Company did not deem any of its long-term assets to be impaired.

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

Financial Condition and Results of Operations

The following should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this Annual Report on Form 10-K.

Explanatory Note

On January 21, 2010, Americas Energy Company, a private Nevada corporation. (“AEC”) and Americas Energy Company-AECo, (formerly Trend Technology Corporation) (“AECo”) merged, with AECo continuing as the surviving legal corporation of the Merger. For accounting purposes, the Merger is treated as a “reverse acquisition” with AEC considered the accounting acquirer. Accordingly, AEC’s historical financial statements are included in periodic filings of AECo subsequent to the Merger. The results of operations and cash flows for the year ended March 31, 2010 include the results of operations from AEC for the period July 13, 2009 (Inception) to January 21, 2010 and include the results of operations of the combined company for the period of January 21, 2010 to March 31, 2010. The financial results for the year ended March 31, 2010 include only the period from Inception (July 13, 2009) to March 31, 2010 and therefore, no year-over-year results are available for comparison.

During the short year ended March 31, 2010, we have generated $3,578,744 in total revenue which is comprised of sales of coal and oil. We commenced mining operations in the fall of 2009 and recognized our initial revenues in November of 2009. Our primary revenue source is derived through internal mining activities on our permitted leases and represents approximately 72% of our total revenue or $2,548,057. In addition to our internal mining activities, we also generated $991,883 through coal brokering arrangements and $38,804 from our oil production. As we continue to acquire and expand our mineral rights, we anticipate increases in our future production capacity to result in revenue growth.

Our operating expenses totaled $4,239,824 and consisted of costs directly attributable to coal sales, depreciation, depletion and amortization, compensation, professional fees and general and administrative costs. During the period ended March 31, 2010 our cost of coal sales was $3,176,573 or 75% of total operating expenses. Depreciation, depletion and amortization totaled $33,792 of which $6,830 represented depletion resulting from our production activities. Compensation expense includes salaries to our executives and administrative staff and related employee costs. Our total compensation expense was $489,665 for the period and included non-cash compensation valued at $200,000. We incurred $87,792 in professional fees for the period which include legal and accounting fees related to our regulatory reporting requirements. Our general and administrative expenses totaled $195,480 and consist of normal office related expenses. In addition to our anticipated expenses, we also reported an impairment expense related to our oil property in the amount of $256,522 based on our assessment of the recoverability of the carrying value of the asset.

We experienced a loss from operations of $661,080 for the period of July 13, 2009 (Inception) to March 31, 2010.

Other income and expense totaled $9,267,020 and is primarily the result of a debt discount attributable to conversion features and warrants issued in connection with our financing activities. The discount attributable to conversion features was $3,493,263and the amount attributable to the warrants issued was $5,506,737 both of which were included in the total interest expense. Our net loss for the period was $9,727,055.

Liquidity and Capital Resources

From Inception (July 13, 2009) to the period ended March 31, 2010, net cash used in operating activities totaled $390,958. Net cash used in investing activities totaled ($8,007,608), which included ($965,565) paid to acquire mineral properties and related capital improvements, ($7,000,000)paid in connection with our acquisition of Evans Coal Company, and ($42,044) to purchase equipment used in our operations. Financing activities provided a total of $8,940,897, which included $2,000,000 in advances received relating to our reverse merger, $7,000,000 in proceeds from convertible debentures, less ($66,038) in principal payments on a capital lease obligations The resulting change in cash for the period was an increase of $542,331;

Cash at the beginning of the period totaled $0, the increase resulted in $542,331 in cash at the end of the period ending March 31, 2010.

Critical components of our operating plan impacting our continued existence are the net revenue to be generated from the production and sale of coal and oil and the ability to obtain additional capital through additional equity and/or debt financing. Over the next twelve months we believe that our existing capital and funds from the production and sale of coal and oil will be sufficient to sustain operations at current levels.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Based upon current operating levels and obligations, we may require additional capital to sustain our operations for the foreseeable future. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability.

Plan of Operation

Americas Energy Company-AECo with offices located in Knoxville, Tennessee currently operates surface mines in southeastern Kentucky. Americas Energy Company holds Evans Coal Corp. as a wholly owned subsidiary. The company owns or controls by lease mineral rights and currently operates by use of contractors, two surface mines in Bell County and one in Knox County, Kentucky. Their primary product is a high BTU, mid-sulfur steam coal. In addition, the Company has rights to oil properties located in Cumberland County, Kentucky that are intended for future development.

Evans Coal Corp. was organized in Kentucky on July 9, 1987 and is engaged in the business of mining high grade coal from its property located in Bell County, Kentucky. The company holds various leases and permits to mine those lease rights. The company owns a variety of mining equipment consisting of trucks, loading, drilling, dozers and other heavy equipment for use in its mining operations.

Americas Energy Company currently has two mining complexes, located in Kentucky and Tennessee. A mining complex is defined as all mines that supply a single wash plant. These complexes blend, process and ship coal that is produced from one or more mines. Americas Energy Company presently uses two distinct extraction techniques: dozer and front-end loader surface mining and auger mining. In 2009, all of Americas Energy Company’s production was shipped via truck to various locations for purchase. Beginning in 2010 the Company has made additional shipments of coal via unit train.

The Company looks to identify coal properties with potential to produce high grade specialty coal. (coal rendering a high amount of thermal energy per pound with low sulfur and ash content.) The properties must be permitted and ready for mining operations. Once a suitable property is identified and mining rights are obtained we will begin mining. We subcontract mining operations on each project utilizing miners experienced in the type of extraction required that may be particular to each site.

Our intended focus is on high grade specialty coal used in industrial applications due to higher sales margins. We are not a large operation producer who is able to better exploit the lower margin coal typical to steam generation. These large volume producers employ high capital cost mining equipment which produce at a volume sufficient to reduce per ton mining costs to compete in the market for these grades of coal.

In addition to direct production, the company on occasion, has brokered coal and will continue to do so when profitable opportunities exist.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

Americas Energy Company- AECo
(Formerly: Trend Technology Corporation)
Financial Statements

Contents
Page
Report of Independent Registered Public Accounting Firm	26
Financial Statements
Consolidated Balance Sheet	27
Consolidated Statement of Operations	28
Consolidated Statement of Cash Flows	29
Statement of Stockholders’ Equity	31
Notes to Financial Statements	32 - 45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders Americas Energy Company-AECo Knoxville, Tennessee

We have audited the accompanying consolidated balance sheet of Americas Energy Company-AECo. (the “Company”) as of March 31, 2010, and the related consolidated statements of operations, statement of stockholder’s equity and cash flows for the period from Inception (July 13, 2009) through March 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2010, and the results of its operations and its cash flows for the period from its inception (July 13, 2009) through March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses and had negative cash flows from operations that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in the Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weaver & Martin, LLC Weaver & Martin, LLC Kansas City, Missouri July 14, 2010

Americas Energy Company-AECo
(Formerly Trend Technology Corporation)

CONSOLIDATED BALANCE SHEET

March 31,
2010

Assets

Current Assets:
Cash	$542,331
Accounts receivable	256,377
Prepaid expense	103,913
Deferred tax asset	718,150

Total current assets	1,620,771

Property, plant, equipment and mining development - net	33,963,696

Other assets:
Other investments	100,000
Certificates of deposit - pledged	1,580,508
Goodwill	742,000

Total other assets	2,422,508
Total assets	$ 38,006,975

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$296,012
Accrued expenses	132,835
Current maturities of long-term debt	859,815
Current portion of capital lease obligations	13,091
Loans payable	1,198,685

Total current liabilities	2,500,438

Asset retirement obligations	1,296,674
Accrued royalty	5,676,000
Deferred tax liability – long-term	15,375
Long-term portion of capital lease obligations	31,736
Long-term debt	19,140,14
Total long-term liabilities	26,159,926

Total liabilities	28,660,364

Commitments and contingencies	-

Stockholder’s Equity
Common stock, $0.0001 par value, 100,000,000 shares authorized
70,524,595 common shares issued and outstanding
at March 31, 2010	7,052
Additional paid-in capital	19,066,614
Retained earnings	(9,727,055)

Total stockholders’ equity	9,346,611

Total liabilities and shareholders’ equity	$ 38,006,975

The accompanying notes are an integral part of these financial statements.

Americas Energy Company-AECo
(Formerly Trend Technology Corporation)

CONSOLIDATED STATEMENT OF OPERATIONS

From inception
(July 13, 2009)
Through
March 31,
2010

Revenues
Coal sales and related income	$3,539,940
Other income	38,804

Total revenues	3,578,744

Operating expenses
Cost of sales (exclusive of accretion, depreciation and depletion)	3,176,573
Depreciation, depletion and amortization	33,792
Impairment expense	256,522
Compensation expense	489,665
Professional fees	87,792
General and administrative expenses	195,480

Total operating expenses	4,239,824

Loss from operations	(661,080)

Other income (expenses)
Gain on bargain purchase	89,143
Loss on settlement of debt	(71,830)
Interest expense	(9,284,333)
Total other income (expenses)	(9,267,020)

Loss before income taxes	(9,928,100)

Provision for income tax benefits	201,045

Net loss	$(9,727,055)

Per share data

Weighted average number of common shares outstanding	26,861,911

Basic and diluted loss per share	$(0.36)

The accompanying notes are an integral part of these financial statements.

Americas Energy Company-AECo
(Formerly Trend Technology Corporation)

CONSOLIDATED STATEMENT OF CASH FLOWS

From Inception
(July 13, 2009)
Through
March 31,
2010

Cash flows from operating activities
Net loss for the period	$(9,727,055)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation, depletion and amortization	13,277
Loss on debt settlement	71,830
Shares issued for services	200,000
Shares issued for accrued interest	95,584
Amortization of discount on convertible debenture	9,000,000
Impairment of oil property	256,522
Gain on bargain acquisition	(89,143)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(256,377)
(Increase) in prepaid expenses	(87,911)
(Increase) in deferred tax asset	(216,420)
(Increase) in deposits on investments	(100,000)
Increase in accounts payable	296,012
Increase in accrued expenses	119,131
Increase in deferred tax liability	15,375
Increase in asset retirement obligations	20,515

Net cash provided by (used in) operating activities	(390,958)

Cash flows from investing activities
Purchase of mineral leases	(471,000)
Purchase of acquired company	(7,000,000)
Investment in mineral properties	(494,564)
Purchase of equipment	(42,044)

Net cash provided by (used in) investing activities	(8,007,608)

Cash flows from financing activities
Cash received in merger	6,935
Proceeds from convertible debt	9,000,000
Payments on capital lease obligations	(66,038)

Net cash provided by (used in) financing activities	8,940,897

Net (decrease) increase in cash and cash equivalents	542,331

Cash and cash equivalents, beginning of period	-

Cash and cash equivalents, end of period	$542,331

Supplemental disclosure with respect to cash flows:
Cash paid during the period for:
Interest expense	$39,905

Income taxes	$-

The accompanying notes are an integral part of these financial statements.

Americas Energy Company-AECo (Formerly Trend Technology Corporation)

CONSOLIDATED STATEMENT OF CASH FLOWS (continuation)

In July 2009, the Company entered into an agreement to acquire mineral rights for the mining of coal from its Executive Vice President for payments totaling $1,250,000 to be paid as follows: an initial down payment of $25,000 due on execution with the remaining balance to be paid in 49 monthly installments of $25,000 each commencing January 2010. As the terms of the purchase did not provide for interest on the installments, the Company imputed interest using an annual interest rate of 6% and discounted the amount owed subsequent to the down payment to $1,061,801. As of March 31, 2010, the Company has paid each monthly installment due for total payments of $75,000. As of March 31, 2010, the remaining discounted balance was $1,025,055 (See Note 10).

In October 2009, the Company entered into an agreement to lease a truck that was accounted for as a capital lease with a fair value of $21,368. (See Note 10) In January 2010, the Company acquired Americas Energy Company ("AECO") through the issuance of 33,000,000 shares of its common stock in exchange for all of the outstanding shares of AECO, The transaction was accounted for as a reverse acquisition pursuant to ASC Topic 805-40 and the Company recognized goodwill amounting to $742,000. (See Note 4) In February 2010, the Company entered into an agreement to lease a truck that was accounted for as a capital lease with a fair value of $27,742. (See Note 10) During the period ended March 31, 2010, the Company received a total of $9,000,000 through the issuance of convertible promissory notes and warrants. The Company recorded a discount on the Notes based on the relative fair value of the conversion features and warrants totaling $3,493,263 and $5,506,737, respectively, which was charged to interest expense in March 2010 when the Notes were converted into 17,000,000 shares of the Company's common stock. (see Note 12) In March 2010, the Company acquired Evans Coal Corp. for $7,000,000 in cash, a promissory note with a present value of $18,974,900. We further agreed to pay a finders fee in the form of a 2% overriding royalty of all coal sales produced from the acquired reserves. (See Note 4 and Note 14)

The accompanying notes are an integral part of these financial statements.

	Americas Energy Company-AECo
	(Formerly Trend Technology Corporation)

	STATEMENT OF STOCKHOLDERS’ EQUITY
	FROM INCEPTION (JULY 13, 2009), TO MARCH 31, 2010

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity

Balance, July 13, 2009 (Inception)	-	$-	$-	$-	$-
Founder share issuance	33,000,000	3,300	196,700	-	200,000
Offering costs			(35,000)		(35,000)
Recapitalization on reverse acquisition	20,524,595	2,052	739,948	-	742,000
Beneficial conversion features on
issuances of convertible debt	-	-	3,492,515	-	3,492,515
Discount realized on warrant grants	-	-	5,506,737	-	5,506,737
Conversions of debt to common shares	17,000,000	1,700	9,165,714	-	9,167,414
Net loss, year ended March 31, 2010	-	-	-	(9,727,055)	(9,727,055)

Balance, March 31, 2010	70,524,595	$7,052	$19,066,614	$(9,727,055)	$9,346,611

The accompanying notes are an integral part of these financial statements.

Americas Energy Company (Formerly Trend Technology Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2010

Note 1 – Organization and Summary of Significant Accounting Policies

Nature of Operations – Americas Energy Company – AECo (“the Company”) was incorporated under the name of Trend Technology Corporation in the State of Nevada on February 16, 2001. On October 14, 2009, the Company changed its name to Americas Energy Company-AECo in anticipation of the acquisition of Americas Energy Company “(AECO”). The acquisition occurred on January 21, 2010 when the Company issued 33,000,000 shares of it s common stock in exchange for receiving all of the outstanding shares of AECO. The transaction was accounted for as a reverse acquisition pursuant to ASC Topic 805-40 whereby AECO is the accounting acquirer and its operation continue to be reported as if it had actually been the acquirer. In recording the acquisition, the Company valued the shares issued using the net book value of AECO and recorded $742,000 as goodwill, which represented the difference between the fair value of the common shares issued and the net assets of AECO.

On March 31, 2010, the Company acquired all of the outstanding shares of Evans Coal Corp. (“ECC”) In exchange for $7,000,000 in cash, a $25,000,000 promissory note and a 2% overriding royalty on all coal sales generated from the properties acquired from ECC. Evans Coal Corp. was organized in Kentucky on July 9, 1987 and is engaged in the business of mining high-grade steam coal from its properties located in Southeast Kentucky.

Basis of Presentation – These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America and include the have been consistently applied in the preparation of the financial statements on a going concern basis, which assumes the realization of assets and the discharge of liabilities in the normal course of operations for the foreseeable future.

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

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2010, the Company’s cash balances exceeded the FDIC limits by approximately $262,633.

Accounts Receivable – Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company evaluates the need for an allowance for doubtful accounts based on review of historical write-off experience and industry data. As of March 31, 2010, there was no allowance for doubtful accounts, since all of the Company’s receivables were subsequently collected.

Advanced Mining Royalties – Lease rights to coal lands are often acquired in exchange for royalty payments. Advance mining royalties are advance payments made to lessors under terms of mineral lease agreements that are recoupable against future production. These advance payments are deferred and charged to operations as the coal reserves are mined. The Company regularly reviews recoverability of advance mining royalties and establishes or adjusts the allowance for advance mining royalties as necessary using the specific identification method. In instances where advance payments are not expected to be offset against future production royalties, the Company establishes a provision for losses on the advance payments that have been paid and the scheduled future minimum payments are expensed and recognized as liabilities. Advance royalty balances are charged off against the allowance when the lease rights are either terminated or expire. As of March 31, 2010, the Company had advanced royalties totaling $81,000, which is included on the balance sheet in prepaid expenses.

Americas Energy Company (Formerly Trend Technology Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2010

Property and Equipment – Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method and with useful lives used in computing depreciation ranging from 3 to 15 years. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized.

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

Oil and Gas Property – The Company follows the full cost method of accounting for its oil and gas property, which is located in Cumberland County, Kentucky. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves are capitalized. All capitalized costs, including the estimated future costs to develop proved reserves are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects will not be amortized until proved reserves associated with the projects can be determined or until impairment occurs. Potential impairment of unproved properties and other oil and gas property and equipment are assessed periodically. If the assessment indicates that the properties are impaired, the amount of the impairment will be added to the capitalized costs to be amortized.

Long-Lived Assets – The Company accounts for its long-lived assets in accordance with ASC Topic 360-10, Formerly SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." ASC Topic 360-10 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. During the period ended March 2010, the Company recognized an impairment expense relating to its oil and gas property amounting to $256,522.

Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets of acquired companies. Goodwill is not amortized; instead, it is tested for impairment annually or more frequently if indicators of impairment exist. On an ongoing basis, absent any impairment indicators, the Company performs its goodwill impairment testing as of March 31 of each year.

The Company tests its consolidated goodwill for impairment using a fair value approach at the consolidated level, and performs the goodwill impairment test in two steps. Step one compares the fair value to its carrying amount. If step one indicates that an impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

Americas Energy Company (Formerly Trend Technology Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2010

For purposes of the step one analysis, estimates of fair value are based on discounted cash flows (the “income approach”). Under the income approach, the fair value is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including markets, sales volumes and prices, costs to produce, capital spending, working capital changes and the discount rate. The discount rate is commensurate with the risk inherent in the projected cash flows and reflects the rate of return required by an investor in the current economic conditions. The Company estimates the fair value of goodwill using a number of factors, including the application of multiples and discounted cash flow estimates.

Goodwill was $742,000 as of March 31, 2010 and was acquired on January 21, 2010 in connection with the Company’s reverse Merger (Note 4). Due to the short period between the Merger and the annual impairment testing date and the absence of any impairment indicators between the date of acquisition and March 31, 2010 related to the goodwill acquired, the Company did not test the newly acquired goodwill for impairment.

Asset Retirement Obligations –Minimum standards for mine reclamation have been established by various regulatory agencies and dictate the reclamation requirements at the Company’s operations. The Company’s asset retirement obligations consist principally of costs to reclaim acreage disturbed at surface operations and estimated costs to reclaim support acreage and perform other related functions at underground mines. The Company records these reclamation obligations at fair value in the period in which the legal obligation associated with the retirement of the long-lived asset is incurred. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is recorded. The Company annually reviews its estimated future cash flows for its asset retirement obligations. See Note 13 for further disclosures related to the Company’s asset retirement obligations.

Income Taxes – Income taxes are accounted for under the asset and liability method in accordance with ASC Topic 740-10, formerly SFAS 109 "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When it is considered to be more likely than not that a deferred tax asset will not be realized, a valuation allowance is provided for the excess.

Revenue Recognition – The Company earns revenues primarily through the sale of coal, but also earns revenue from the sale of oil. The Company recognizes revenues utilizing the following general revenue recognition criteria: 1) pervasive evidence of an arrangement exists; 2) delivery has occurred; 3) the price to the buyer is fixed or determinable; and 4) collectability is reasonably assured.

Delivery on coal sales is determined to be complete for revenue recognition purposes when title and risk of loss has passed to the customer in accordance with stated contractual terms and there is no future obligations related to the shipment. Title generally passes as the coal is loaded into transport carriers for delivery to the customer.

Pneumoconiosis (Black Lung) Benefits - The Company is required by federal and state statutes to provide benefits to employees for awards related to black lung. Charges are made to operations for state black lung claims. The Company recognizes on its balance sheet the amount of the Company’s unfunded Accumulated Benefit Obligation (“ABO”) at the end of the year. Amounts recognized in Accumulated other comprehensive income (loss) are adjusted out of Accumulated other comprehensive income (loss) when they are subsequently recognized as components of net periodic benefit cost.

Americas Energy Company (Formerly Trend Technology Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2010

Financial Instruments – Financial instruments consist of cash, accounts receivable, accounts payable, notes payable and advances payable. Recorded values of cash, receivables, accounts payable and accrued liabilities approximate fair values due to the short maturities of such instruments. Recorded values for notes payable and related liabilities approximate fair values, since their stated or imputed interest rates are commensurate with prevailing market rates for similar obligations.

Share-Based Compensation – The Company measures and records compensation expense for all share-based payment awards to consultants, employees and directors based on estimated fair values. Additionally, compensation costs for share-based awards are recognized over the requisite service period based on the grant-date fair value.

Loss Per Share – The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, formerly SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Potential common shares at March 31, 2010 comprised of 9,000,000 Warrants.

Note 2 – Recent Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-11 (ASU 2010-11), Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The adoption of ASU 2010-11 is not expected to have a material effect on the Company’s financial statements.

In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-10 (ASU 2010-10), Consolidation (Topic 810): Amendments for Certain Investment Funds. The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for Interim periods within that first reporting period. Early application is not permitted. The adoption of ASU 2010-10 is not expected to have a material effect on the Company’s financial statements.

In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (ASC Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. This ASU is effective for fiscal years beginning after December 15, 2009. The adoption of ASU 2010-08 is not expected to have a material effect on the Company’s financial statements.

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-06 (ASU 2010-06), Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends FASB Accounting Standards Codification (ASC) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 is not expected to have a material impact on the Company’s financial statements.

Americas Energy Company (Formerly Trend Technology Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2010

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-02 (ASU 2010-02), Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

Note 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $9,727,055 for the period ended March 31, 2010.

These conditions give rise to doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock as may be required and ultimately to attain profitability.

Note 4 – Business Combinations

Americas Energy Company – AECo (formerly Trend Technology Corp.)

On January 21, 2010, the Company completed its Merger with Americas Energy Company “AEC”), a private Nevada corporation. In accordance with the Definitive Merger Agreement, AECo, acquired 100% of the outstanding shares of AEC in exchange for 33,000,000 shares of its common stock or 62% ownership interest in AECo whereby causing AEC shareholders to receive a majority of the voting rights in the combined entity. For accounting purposes, the acquisition was treated as a recapitalization of AEC and being reflected as the acquirer of AECo (a reverse acquisition). Accordingly, the 20,524,595 common shares held by the Company’s shareholders were deemed to have been issued by AEC in exchange for the Company’s identifiable net assets at the date of acquisition.

Pursuant to the terms of the Merger Agreement, upon completion of the business combination, all of the assets of AECo on January 21, 2010, were sold at the closing for a sum of $1. As a result of the asset sale, no assets or liabilities were acquired or assumed in connection with the reverse merger. Therefore the Company has recorded $742,000 of goodwill which represents the estimated the fair value of the consideration given in the form of 33,000,000 shares of the Company common stock. In addition, it was agreed that the surviving Company received financing in the amount of $2,000,000, which is convertible upon closing at $0.75 per share. (See Note 12)

Americas Energy Company (Formerly Trend Technology Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2010

Evans Coal Corp.

On March 31, 2010, we completed our February 6, 2010, Agreement and Plan of Merger with Evans Coal Corp. (“ECC”), a private Kentucky corporation, through the acquisition of 100% of the outstanding common shares of ECC for a total purchase price of $32,000,000. Pursuant to the agreement, the Company paid a total of $7,000,000 in cash with the remaining balance of $25,000,000 being secured by a promissory note, which includes an imputed interest rate, and matures on March 31, 2025. (See Note 11).

Pursuant to ASC 805, we have recognized the identifiable assets acquired and the liabilities assumed as follows:

At March 31,
2010

Consideration
Cash	$7,000,000
Promissory Note[1]	18,974,900

Fair value of total consideration transferred	$25,974,900

Recognized amounts of identifiable assets acquired and liabilities assumed [2]
Financial assets	$1,587,443
Coal properties	27,767,525
Property, plant and equipment	4,362,650
Deferred tax assets	501,730
Financial liabilities	(8,155,305)
Gain on bargain sale	(89,143)

Total identifiable net assets	$25,974,900

1 The fair value of the $25,000,000 promissory note issued as part of the consideration paid for ECC was fair valued utilizing the present value of the payment stream at a discount rate of 6.34% .

2 In conformity with ASC 805, the Company has allocated its purchase price of ECC based on the estimated fair value of the identifiable net assets acquired. The Company engaged the services of an independent business valuation firm to assist in its estimation of the fair values of the assets acquired and liabilities assumed.

The amounts of ECC’s revenue and expenses included in AECo’s consolidated income statement for the year ended March 31, 2010, and the unaudited revenue and net loss of the combined entity had the acquisition date been July 13, 2009 are:

	Revenue	Expenses

Actual from July 13, 2009 to March 31, 2010 [1]	$-0-	$-0-
Supplemental pro forma from
July 13, 2009 to March 31, 2010	$8,367,871	$9,248,511

1 As the acquisition was completed on March 31, 2010, the accompanying consolidated financial statements do not include any revenue or expenses of ECC.

We believe the acquisition will significantly enhance our mining production by expanding our permitted reserves and enabling more extensive mining activities as a result of the equipment acquired in connection with the acquisition

Americas Energy Company (Formerly Trend Technology Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2010

Note 5 – Concentration of Credit Risk

The Company maintains cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000. As of March 31, 2010, the company exceeded the amounts insured by approximately $262,633.

Significantly, all of the Company’s revenues during the period were derived from nine customers of whom three customers purchased approximately 87% of the Company’s total coal sales for the period. Trade receivables at March 31, 2010 totaling $256,377 were due from two customers of which one owed 71% of the total.

All of the Company’s coal mining during the period was subcontracted to two operators.

Note 6 – Property, Plant, Equipment and Mining Development

Property, plant, equipment, and mining development at March 31, 2010 consist of the following:

	Useful	March 31,
	Life	2010

Mining properties		$29,522,840
Mining and transportation equipment	5-10 yrs	4,386,906
Automobiles	3 yrs	49,439
Office equipment	3-5 yrs	17,788

Less accumulated depreciation and depletion		(13,277)

		$33,963,696

Depreciation expense for the period ended March 31, 2010 totaled $6,830. Depletion expense for the period ended March 31, 2010 totaled $6,447.

Note 7 – Goodwill

Balance at July 13, 2009 (Inception)	$-0-
Increase in goodwill due to merger (See Note 4)	742,000

Balance at March 31, 2010	$742,000

Note 8– Deposits and Other Assets

On March 30, 2010, the Company entered into a non-binding letter of intent to purchase all of the outstanding shares of Proton Power, Inc., and subsidiaries located in Lenoir City, Tennessee, for the purpose of diversification into new energy production technologies. As of March 31, 2010, the Company has made a good faith deposit in the amount of $100,000 and has subsequently paid an additional $250,000 towards the purchase. The Company is in negotiations to define the final terms of the acquisition.

On March 31, 2010, the Company acquired $1,580,508 in certificates of deposit in connection with its acquisition of Evans Coal Corp., which are offset against an assumed liability to the former president of ECC in the amount of $1,198,685. The certificates of deposit are pledged as collateral for future reclamation costs attributable to the mining permits acquired through the aforementioned acquisition.

Americas Energy Company
(Formerly Trend Technology Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

Note 9– Accrued Expenses and Other Current Liabilities
Accrued expenses and other liabilities consisted of the following:

March 31,
2010

Accrued royalties	$58,509
Taxes payable	29,590
Employee benefits	31,032
Other	13,705

Total accrued expenses and other current liabilities	$132,836

Note 10 – Capital Lease Obligations

The Company is leasing two Ford F150 trucks under capital leases. The assets and related obligations have been recorded at the present value of the minimum lease payments. The capitalized costs of the trucks are $49,110, which is being depreciated over their estimated useful lives of 3 years. The leases are payable in payments of $3,883 per quarter. The imputed interest rate on the capital leases is 6%. The discounted balance due on the leases at March 31, 2010 totaled $44,827. The net book of the value of these leased trucks as of March 31, 2010 amounted to $46,100, which is net of accumulated depreciation of $3,339. Minimum future lease payments under the capital lease as of March 31, 2010 and for each year of the lease is as follows:

Year	Amount

2011	$15,534
2012	15,534
2013	11,614
2014	7,636

Total minimum future lease payments	50,318
Less amounts representing interest	(5,491)

Present value of minimum future lease payments	$44,827

Imputed interest charged to operations on these leases for the period ended March 31, 2010 amounted to $857. Depreciation expense on the leased trucks totaled $3,339 for the period ended March 31, 2010, and is included in accretion depreciation and depletion expense in the accompanying consolidated statement of operations.

Note 11 - Notes and Loans Payable Evans Coal Corp.

On March 31, 2010, the Company finalized its acquisition of all of the outstanding shares of Evans Coal Corp (“ECC”). Pursuant to the terms of the purchase, the Company issued a $25,000,000 promissory note payable initially in consecutive monthly payments at the rate of ($5.00) Dollars per short ton of coal mined, sold and shipped by the Company with the first payment being due in April 2010. Commencing in March 2011, the Company is required to make the greater of $5.00 per short ton or a minimum quarterly payment of $500,000 through maturity. Further, ECC has stipulated in the agreement that in the event the Company is unable to obtain all coal mining regulatory permits on the leasehold area known as the Breathitt County Project by December 31, 2016, then the note shall be reduced in principal by $5,000,000. The assets acquired from Evan’s have been pledged as collateral on this obligation. Based on the terms of the Note, the face value of $25,000,000 was inclusive of imputed simple interest at the applicable Federal Rate of 4.37% . In accordance with ASC 835, the Company present valued the obligation utilizing a fair market rate of 6.34% to $18,974,900. As part of the aforementioned Acquisition Agreement, the Company assumed a note payable to the former President of ECC in the amount of $1,198,685. The note is non-interest bearing and due on demand. (See Note 8)

Americas Energy Company (Formerly Trend Technology Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2010

Bledsoe Acquisition – Related party

On July 27, 2009, the Company entered into an Assignment of Mineral Lease with RJCC#1 (“RJCC”), a Tennessee Partnership whereby RJCC agreed to assign their interest in mineral leases located in Bledsoe County Tennessee in exchange for $1,250,000. Pursuant to the terms of the agreement, $25,000 is due upon execution of the Agreement and the remaining balance is payable in 49 monthly installments of $25,000 each beginning on January 1, 2010. As the terms of the Agreement did not provide for interest on the installments, In accordance with ASC 835, the Company imputed interest using an effective annual interest rate of 6% and discounted the balance due to $1, 086,801. Imputed interest charged to operations for the period ended March 31. 2010, totaled $38,253. The balance of the obligation at March 31, 2010, totaled $1,025,055.

Following are maturities of total long-term debt at March 31, 2010 for each of the following five years:

Year	Amount

2011	$859,814
2012	1,120,972
2013	1,193,207
2014	1,219,975
2015	1,040,470
Thereafter	14,565,517

$19,999,955

Note 12 – Convertible Notes Payable

During 2010, the Company received $2,000,000 pursuant to its January 21, 2010 reverse merger, in the form of a convertible promissory note. The promissory note is convertible at a rate of $0.75 per share and bares interest at a rate of 5%.

During 2010, the Company received a total of $7,000,000 through the issuance of convertible promissory notes with an assessed annual interest rate of 8% and maturing on various dates through August 25, 2012. Anytime prior to maturity, the Note holders have the right to convert any portion of the debt and accrued interest into shares of the Company’s common stock at conversion rate of $0.50 per share. As further consideration, the Company granted warrants to purchase 9,000,000 shares of its common stock at a strike price of $0.75 per share. The Company incurred a loan fee in connection with this transaction totaling $150,000.

Pursuant to ASC Topic 470-20, “Debt with Conversion and Other Options,” the convertible notes were recorded net of discounts that include the relative fair value of the warrants amounting to $1,560,976. The discounts are amortized and charged to operations over the life of the debt using the effective interest method. The initial value of the warrants of $26,711,106 was calculated using the Black Scholes Option Model with a risk free interest rate of 1.60%, volatility of 137%, and trading price ranging from $2.35 to $4.12 per share. The principal and accrued interest due at March 31, 2010 was fully converted into 17,000,000 shares of the Company’s common stock. The total discount of $9,000,000 and the $150,000 loan fee were charged to interest expense during 2010.

Interest charged to operations on the principal balance of the notes for the period end March 31, 2010 totaled $94, 836.

Americas Energy Company (Formerly Trend Technology Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2010

Note 13 – Asset Retirement Obligation

As of March 31, 2010, the Company had recorded asset retirement obligation accruals for mine reclamation and closure costs totaling $1,296,674. These regulatory obligations are secured by certificates of deposit.

Changes in the asset retirement obligations from continuing operations were as follows:

Total asset retirement obligation at July 13, 2009 (Inception)	$-0-
Accretion for the period	20,515
Sites acquired during the period	1,276,159

Total asset retirement obligations at March 31, 2010	$1,296,674
Less current portion	-0-

Long-term portion	$1,296,674

Note 14 – Other Non-Current Liabilities

As of March 31, 2010, the Company has recorded accrued royalties in the amount of $5,676,000 pursuant to its Acquisition agreement of ECC. The Agreement provides for a finders fee to be paid in the form of a 2% overriding royalty on all coal sales produced from ECC acquired leases and has been based on the following estimates: 1) Economically recoverable reserves; 2) Recovery period; and 3) Historical pricing.

Note 15 – Fair Value of Assets and Liabilities Determination of Fair Value

The Company’s financial instruments consist of notes payable and loans payable. The Company believes all of the financial instruments’ recorded values approximate their fair values because of their nature and respective durations.

The Company complies with the provisions of ASC No. 820-10 (ASC 820-10), “Fair Value Measurements and Disclosures.” ASC 820-10 relates to financial assets and financial liabilities. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below: Level 1. Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2. Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3. Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on

Americas Energy Company (Formerly Trend Technology Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2010

management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. The unobservable inputs are developed based on the best information available in the circumstances and may include the Company's own data.

Application of Valuation Hierarchy

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a description of the valuation methodology used to measure fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Notes Payable. The Company assessed that the fair value of these liabilities to approximate its carrying value based on the effective yields of similar obligations.

Loans Payable - Other. The Company assessed that the fair value of this liability approximates its carrying value due to its short-term nature.

The methodology described above may produce a current fair value calculation that may not be indicative of net realizable value or reflective of future fair values. If readily determined market values became available or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts. The Company believes its method of determining fair value is appropriate and consistent with other market participants. However, the use of different methodologies or different assumptions to value certain financial instruments could result in a different estimate of fair value.

The following table presents the fair value of financial instruments that are measured and recognized on a non-recurring basis classified under the appropriate level of the valuation hierarchy described above, as of March 31, 2010:

Liabilities measured
at fair value at		Level 1		Level 2	Level 3	Total
March 31, 2010

Nonrecurring:
Notes payable	$		-0-	$19,999,955	$-0-	$19,999,955
Loans payable - other			-0-	1,198,685	-0-	1,198,685

Americas Energy Company (Formerly Trend Technology Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2010

Note 16 – Stockholders Equity

In July 2009, the Company issued 33,000,000 shares to its founders for services rendered valued at $200,000.

In January 2010, the Company entered into an agreement to merge with Americas Energy Company- AECo formerly Trend Technology Corporation. The transaction was accounted for as a reverse acquisition and the Company valued the AECo outstanding common shares of 20,524,595 based upon the net book value of Company. The value of the shares issued exceeded the value of the net assets received and the difference of $742,000 was recorded as goodwill.

On March 31, 2010, the Company authorized the issuance of 17,000,000 shares of its common stock in consideration for the cancellation of convertible debt and related accrued interest totaling $9,167,414.

As additional consideration to the Convertible note holders, the Company granted them warrants to purchase a total of 9,000.000 shares of the Company’s common stock at a price of $0.75 per share. The warrants expire three years from the date of issuance.

The following is a schedule of warrants outstanding as of March 31, 2010:

		Weighted	Weighted
		Average	Average	Aggregate
	Warrants	Exercise	Remaining	Intrinsic
	Outstanding	Price	Life	Value
Balance, July 13, 2009	-	$-	-		$-
Warrants granted	9,000,000	0.75	3 Years		-
Warrants expired	-	-			-

Balance, March 31, 2010	9,000,000		$3 Years		$-
0.75

Note 17 – Income Taxes

The Company accounts for income taxes under ASC 740, “Accounting for Income Taxes”, which requires use of the liability method. ASC 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. For income tax purposes the Company, through its acquisition of ECC obtained unused operating loss carryforwards of approximately $1,250,000, which may provide future federal and state tax benefits of approximately $501,730 and will expire in various years through 2029. The Company anticipates the utilization of the net operating losses to offset its future net taxable income subject the limitations imposed by the change in control under Internal Revenue Code Section 382, limiting its annual utilization to the value of the Evans at the date of change in control multiplied by the federal discount rate.

In addition, for the period ended March 31, 2010, the Company incurred a taxable net operating loss of approximately $600,000 which may provide future federal and state tax benefits of approximately $201,045 and will expire in 2030. The Company anticipates the utilization of the net operating losses to offset its future net taxable income subject the limitations imposed by the change in control under Internal Revenue Code Section 382, limiting its annual utilization to the value of the Evans at the date of change in control multiplied by the federal discount rate. At March 31, 2010, the Company had approximately $1,850,000 of federal and state net operating losses. For financial reporting purposes, the Company’s management, based on the available objective evidence, believes it is more likely that the net deferred tax assets will be fully realizable. Further, management does not it has taken the position in the deductibility of its expenses that creates a more likely than not potential for future liability under the guidance of FIN 48.

Americas Energy Company (Formerly Trend Technology Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2010

Note 17 – Income Taxes, continued Deferred tax assets and liabilities are summarized below:
March 31,
2010
Deferred tax assets:
Net operating loss	$ 718,150

Deferred tax liability
Property, plant
and equipment	$ 15,375

A Reconciliation of the net operating losses as reported on the Company’ financial statements to its expected taxable loss is as follows:

		Effective

		Federal Tax

		Rate (34%)

Net operating loss as reported	$9,928,100	$3,375,554

Adjustment:

Stock based compensation	(200,000)	(68,000)

Discount charged to interest

expense	(9,165,714)	(3,116,343)

Impairment expense - oil property	(256,522)	(87,218)

Meals	(15,000)	(5,100)

Gain on bargain purchase	89,143	30,309

Depreciation expense	211,303	71,843

Expected tax loss	$591,310	$201,045

Note 18 – Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

Minimum Lease Payments

The Company leases the premises where the office is located. This office space is subject to a one-year lease, at $2,000 per month, which will expire on July 31, 2010. Future minimum lease payments are $8,000 for the next four months. Rent expense pertaining to this lease totaled $16,000 for the period ended March 31, 2010.

Americas Energy Company (Formerly Trend Technology Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2010

Minimum Royalty Payments

The Company has future minimum royalty commitments under coal lease agreements at March 31, 2010 they were as follows:

Year	Amount

2011	$126,000
2012	126,000
2013	126,000
2014	126,000
2015	126,000
Thereafter	462,000

$1,092,000

Certain coal leases do not have set expiration dates but extend until completion of mining of all merchantable and minable coal reserves. We have assumed a period of ten years for this table.

Note 19 – Related Party Transactions

Bledsoe Property – The Company acquired the mineral rights from RJCC Group 1, Inc. (“RJCC”). RJCC is owned by John Gargas, a shareholder of the Company.

Upland Church Property – The Company acquired the mineral rights to property located in Bell County Kentucky from the Evans Coal Company (“ECC”). A shareholder of the Company, who is also employed by the Company, owns an interest in ECC.

Note 20 – Subsequent Events

On April 13, 2010, the Company completed the acquisition of mineral lease held by LeeCo Development, LLC and AMS Development, LLC pursuant to a Memorandum of Understanding entered into on March 23, 2010. Pursuant to the agreement, the Company paid a total of $100,000 for the leased property and an additional finder’s fee of $5,000 to an individual. The mineral leases acquired are located in Lee and Owsley County, Kentucky. The properties are subject to a 10% production royalty.

On May 4, 2010, the Company issued 200,000 shares of its common stock to a director of the Company for services performed. The fair value of the shares issued was $388,000.

On May 4, 2010, the Company issued a total of 525,000 shares of its common stock to four individuals for services performed for the Company. The fair value of the shares issued was $1,018,500.

On May 4, 2010, the Company issued 3,000,000 shares to be held in escrow, the shares were subsequently returned to the Company and cancelled on June 22, 2010.

On May 4, 2010, the Company issued 700,000 shares of its common stock to a corporation for professional services received in connection with investor relations and financing activities. The fair value of the issuance on the date of grant was $1,358,000.

On May 10, 2010, the Company purchased real property located at 239 N. Peters Road in Knoxville, Tennessee from CCMT Properties, a Tennessee General Partnership for the sum of $975,000. Pursuant to the purchase agreement, CCMT issued a mortgage note in the amount of $975,000, which requires the Company to pay $20,956 upon execution, an additional $63,015 on or before October 10, 2010, and monthly installment payments of $6,985 beginning August 10, 2010 for a period of 60 months. The loan accrues interest at a rate of 6% and is amortized over twenty years.

Americas Energy Company

Changes In and Disagreements with Accountants on Accounting/Financial Disclosure

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure.

In our Current Report filed on Form 8-K on June 4, 2010, we disclosed that effective as of June 2, 2010, Peterson Sullivan LLP was dismissed as the independent registered public accounting firm of Americas Energy Company-AECo and effective as of the June 2, 2010, we engaged Weaver & Martin, LLC as our independent registered public accounting firm to audit our financial statements.

Controls and Procedures Evaluation of Disclosures and Procedures

Our Principal Executive Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our Principal Executive Officer concluded that, as of March 31, 2010, our disclosure controls and procedures are effective in ensuring that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Management’s Annual Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(c) and (d) of the Exchange Act. Our internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, financial disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable and in accordance with generally accepted accounting principles of the United States of America (GAAP).

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Americas Energy Company

As part of our compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). We evaluated control deficiencies identified through our test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, our management has identified material weaknesses in internal control over financial reporting existing as of March 31, 2010. Our evaluation of the significance of each deficiency included both quantitative and qualitative factors. Based on that evaluation, our management concluded that as of March 31, 2010, and as of the date that the evaluation of the effectiveness of our internal controls and procedures was completed, our internal controls are not effective, for the reason discussed below:

1.	We do not yet have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and may be applicable to us in future years.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our extremely small size and the fact that we only had one management employee, whom is also an executive officer and director, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.

3.	We do not currently have full-time accounting personnel, which means we lack the requisite expertise in the key functional areas of finance and accounting. In addition, this means we do not have available personnel to properly implement control procedures.

4.	We did not have a functioning audit committee or outside independent directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

5.	We had not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are no employees and only one officer and director with management functions and therefore there is lack of segregation of duties.

6.	There is a strong reliance on the external auditors and contract accountant to review and adjust the annual and quarterly financial statements, to monitor new accounting principles, and to ensure compliance with GAAP and SEC disclosure requirements.

7.	There is a strong reliance on the external attorneys to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

In light of the material weaknesses described above, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

In addition, although our controls are not effective, these significant weaknesses did not result in any material misstatements in our financial statements. Our management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist us with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which is intended to mitigate the lack of segregation of duties until there are sufficient personnel and (3) has, subsequent to the evaluation period, appointed outside directors and will establish an audit committee in the future.

Changes in Internal Control over Financial Reporting

Americas Energy Company

Other than the weaknesses identified above, there were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Other Information
None

Americas Energy Company

Directors, Executive Officers and Corporate Governance

The directors and officers are as follows:

NAME	POSITION(S)	TENURE

Christopher L. Headrick	President and Director	January 22, 2010 to present
David L. Nelson	Director	May 7, 2010 to present
Robert E. Chmiel	Director	May 7, 2010 to present
Ronald A. Scott	Director	May 7, 2010 to present

Office Street Address:		249 N. Peters Rd., Suite 300
Knoxville, Tennessee 37923
Telephone:	865-238-0668

Christopher L. Headrick, President and Director; Age: 46

Experience

2005 – April 2008, General Contractor

Budget, Design & Build, Inc. – Knoxville, TN – General Contractor, responsible for development of multiple projects including residential, light commercial and multifamily. Hands on project manager, involved from feasibility to certificate of occupancy. Licensed General Contractor in Tennessee, South Carolina, and North Carolina. Holds a Real Estate Brokers License in Tennessee, South Carolina and North Carolina.

2000 – 2005, Vice President of Development

Happy Homes, Inc. - Knoxville, TN - Responsibilities included the location, acquisition and complete budgetary responsibility for the development of 9 residential subdivisions and 11 commercial /industrial subdivisions. Construction of 9 custom homes ranging in price from $320k to $1.2mm, 29 single family homes ranging in price from $164k to $229k and a 54 unit planned unit development that averaged $139k per unit. In the last two years our commercial/industrial division handled the construction of three new car dealerships and a nuclear laundry facility.

1998 - 2000, Senior Manager Strategic Partnering

ACUSA, Inc. - Oak Ridge, TN - Oversight and development of international partnerships. Position required intensive travel and complete departmental responsibility for business development through strategic partnering.

1994 - 1998, Senior Manager- Development

The Auction Company, Knoxville, TN - Real estate development for auction. Oversight and development of the first nationally broadcast real estate auction as well as the first live web based auction of real estate. Company was acquired by ACUSA. Oversight included the location, acquisition and complete budgetary responsibility for the development of 17 residential subdivisions and 11 commercial/industrial subdivisions.

1989 - 1994, Real Estate Broker & Auctioneer

Powell Auction & Realty, Knoxville, TN - Obtained real estate brokers and auctioneers license while assisting in the development of raw real estate for auction as a residential or commercial subdivision. Oversight included the location, acquisition and complete budgetary responsibility for the development of residential subdivisions.

1987 - 1989, Project Manager - New Site Development

General Mills - Specialty Foods Group - Oversight and local budgetary responsibility for 23 new locations across the United States.

Education

1980-1984 - University of Tennessee- Political Science Major w/ Minor in History

Americas Energy Company

David L. Nelson, Director; Age: 60

Effective May 7, 2010, the Board of Directors of Americas Energy Company (AECo) appointed David L. Nelson to the Board of Directors. Mr. Nelson will serve until the next annual shareholders meeting.

Mr. Nelson is a Certified Public Accountant with extensive experience in accounting and business management. Presently as Member, Executive Director of Tax Services and Chief Financial Officer of Rodefer Moss & Co, PLLC a Public Company Accounting Oversight Board (PCAOB) registered accounting firm based in Knoxville Tennessee.

Employment History

Member, Executive Director of Tax Services and Chief Financial Officer Rodefer Moss & Co, PLLC

2003 – Present

Industry Specializations and CPA Activities:
  Clientele includes various construction and manufacturing companies, financial institutions, and real estate companies, including numerous clients with multi-state operations, as well as SEC registered public companies.
  Prepared and presented numerous training courses in various areas of Federal income taxation
  Served as an expert witness for litigation involving divorce, business valuation, and IRS litigation
  Consulted extensively with various clients in strategic management issues including: budgeting and pricing, management structure, financing options, capital acquisition, construction bonding and licensing, and HUD compliance.
Previous Experience Highlights:
  9 years as a Certified Public Accountant with Ernst & Young in Knoxville, TN, Cleveland, OH, and Washington, D.C. (National Tax Department).
  3 years as the Chief Financial Officer of a regional banking organization with over $1 billion in combined assets.
  2 years as the President of a mortgage banking and real estate development company; organized and operated several out-of-state real estate developments, including land acquisition, financing, construction, and sales.
  15 years as an independent businessman, owning and operating a Certified Public Accounting firm, a construction company, and two restaurant franchises.

Education:

Bachelor of Science in Business Administration, University of Tennessee

Americas Energy Company

Robert E. Chmiel, Director; Age: 49

Effective May 7, 2010, the Board of Directors of Americas Energy Company (AECo) appointed Robert E. Chmiel to the Board of Directors. Mr. Chmiel will serve until the next annual shareholders meeting.

Mr. Chmiel is an experienced executive with a strong mix of operational and financial experience in the financial services and energy industries.

Employment History

RC Financial Group, LLC, Greenwich, CT

Hedge Fund, Private Equity & Financial Professional, Greenwich, CT 2003 - Present

  CFO/COO for JDC Ventures, LLC, a Commodity Trading Advisor (CTA) hedge fund. Passed series 3 exam and Registered with National Futures Association (NFA). October 2008 – December 2009.
  CFO/Director Xinergy Corp., coal company based in Knoxville, TN (Toronto Stock Exchange: XRG). Structured and closed $35MM acquisition financing. Dec 2007 – Feb 2009.
  CFO for Vulcan Capital Management, a New York-based private equity firm which specializes in the energy sector (coal, natural gas and power generation). Closed funding for two 35MW power generation plants in NC.
  May 2007 – May 2008.
  CFO and co-founder of SCR Financial Group, Inc., a privately-held financial services company based in Westlake Village, CA. August 2005 – April 2007.
  Executive Director/Consultant to Stonegate Securities, Inc., a Dallas-based investment banking firm.
  September 2005 – present.
  Interim CFO and Director for Consolidated Energy, Inc. (NASDAQ OTC BB: CEIW), coal mining operator based in Eastern Kentucky. Advised CEIW in Chapter 11 “363” Bankruptcy proceedings. Closed 3 separate capital raising transactions. Chairman of Compensation Committee and member of Audit Committee.
  September 2005 – December 2007.
  CFO and Director for National Coal Corp. (NASDAQ: NCOC), coal mining operator based in Knoxville, TN. Closed 4 separate capital raising transactions totally approximately $45 million. Closed on 3 acquisitions of competitive companies. Responsible for all accounting and financial issues of the company. Member of Board’s Audit Committee. August 2003 – July 2005.
Education
University Of Pennsylvania, The Wharton School, Philadelphia, PA.	1985 - 1987
Masters of Business Administration
Major - Finance; Minor - Accounting

College of the Holy Cross, Worcester, MA.	1978 - 1982
Bachelor of Arts; Major - Economics

Americas Energy Company

Ronald A. Scott, Director; Age: 66

Effective May 7, 2010, the Board of Directors of Americas Energy Company (AECo) appointed Ronald A. Scott to the Board of Directors. Mr. Scott will serve until the next annual shareholders meeting.

Mr. Scott’s background includes a successful 20 year history of mortgage banking experience and accomplishments in commercial/residential lending and operations management.

Employment History

1976 – Present, President/Owner

Wescott Mortgage & Capital – Knoxville, TN, Identified opportunities in real estate development, developed a business concept, and orchestrated start-up of Barcott in 1976. Procured funds for large scale retail centers, motels/hotels, office complexes, pre-developed land, warehousing facilities, apartment developments and residential subdivisions.

1975-1978 – Executive Vice President

United American Bank- Knoxville, Tennessee, controlled a $400 million loan portfolio involving major multifamily projects, retail shopping centers, office complexes, warehouses, etc.

1978-1987 – Owner

R. A. S. Investments – Knoxville, Tennessee, managed an investment portfolio utilizing undervalued bank lending institutions as investment vehicles. Successfully identified and targeted opportunities, purchased controlling interest in the companies, and acted as Chairman of the Board. In this capacity, developed and implemented short and long term growth plans to effectively build earnings and stock value through aggressive loan calling programs, strategic marketing, opening new branch locations, focusing on classified assets, and deposit growth.

Education

Louisiana State University School of Banking; Certificate 1978 Licenses - State of Tennessee Real Estate Broker, since 1967

Americas Energy Company

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended March 31, 2010 were filed; with the exception that the Company believes that initial filings by the currently listed beneficial holders were not filed timely, some expressed difficulty obtaining access codes, and based on information received by the Company from Mr. Scott and Mr. Gargis, some updated information was not filed timely.

Code of Ethics

Effective May 1, 2005, our company's Board of Directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's President and Secretary (being our principal executive officer and principal financial officer), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote: honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us; compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and accountability for adherence to the Code of Business Conduct and Ethics.

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

Board of Director Meetings and Committees

The Board of Directors consisted of a sole member during the year ended March 31, 2010, operated primarily by unanimous consent resolutions and held no formal meetings. Subsequent to the period end the Board was expanded to four members.

AECO does not have currently have a designated Audit, Nominating or Compensation Committee and currently relies on the entire board of directors to perform those functions. The committees are intended to be formed by our expanded Board.

Americas Energy Company

Executive Compensation(2)

SUMMARY COMPENSATION TABLE

Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Chris L. Headrick	2010	55,000	0	0	0	0	0	0	55,000
President
(January 22, 2010)

Director Compensation(2)
		Fees Earned				Nonqualified
		Or			Non-Equity	Deferred
		Paid In	Stock	Option	Incentive Plan Compensation		All Other
		Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	Year	($)	($)	($)	($)	($)	($)	($)

Chris L. Headrick	2010	0	0	0	0	0	0	0
(January 22, 2010)

David L. Nelson(1)	2010	0	0	0	0	0	0	0
(May 7, 2010)

Robert E. Chmiel(1) 2010		0	0	0	0	0	0	0
(May 7, 2010)

Ronald A. Scott	2010	0	0	0	0	0	0	0
(May 7, 2010)

Notes:

(1)	Robert E. Chmiel received 200,000 common shares on May 4, 2010 as compensation for participation on the Board of Directors. The Company intends but has not issued the same compensation to David L. Nelson as compensation for participation on the Board of Directors. The Company does not intend to compensate Chris L. Headrick or Ronald A. Scott for Board service.

(2)	The table represents the year denoted ended March 31;

As of March 31, 2010, Americas Energy Company-AECo provides group health insurance to employees.

We had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us and have therefore eliminated a column specified by Item 402 (c)(2) titled “Change in Pension Value and Nonqualified Deferred Compensation Earnings (h)” in the above Summary Compensation Table No family relationships exist among any directors, executive officers, or persons nominated or chosen to become directors or executive officers.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash

Americas Energy Company

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

Employment Agreements

No employment agreements are currently in place. Agreements that were in place for executives from Americas Energy Company (Private) were set aside by all of the respective executives prior to the close of the merger. The terms and scope of employment for executives continuing service post merger are being reviewed and new agreement are expected to be put in place soon as we have expanded our Board and intend to form a compensation committee.

There are no currently arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors. Involvement in Certain Legal Proceedings

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

Americas Energy Company

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership Table

The following table sets forth, as of March 31, 2010; the beneficial ownership of Americas Energy Company-AECo common stock by each person known to the company to beneficially own more than five percent (5%) of the company’s common stock, including options, outstanding as of such date and by the officers and directors of the company as a group. Except as otherwise indicated, all shares are owned directly:

Common Stock
	Amount and Nature		Percentage (1)
Name and Address of Beneficial Owner	of Beneficial Ownership	Acquirable	of Class

Chris Headrick (2)	7,880,556	0	11.2
President and Director
John Gargis (2)	6,030,556	0	8.5
Executive Vice President
David L. Nelson(2)	0	0	0
Director
Robert E. Chmiel(2)	200,000	0	0.2
Director
Ronald A. Scott (2)(3)	7,880,556	0	11.2
Director

Officers and Directors as a Group	21,991,668	0	31.2

Total	70,524,595	0	31.2

Notes:
(1)	Each beneficial owner’s percentage ownership assumes the exercise or conversion of all options, warrants and other convertible securities held by such person and that are exercisable or convertible within 60 days after July 13, 2010.

(2)	The Business address for these holders is 249 N. Peters Rd., Suite 300, Knoxville, Tennessee 37923.

(3)	Mr. Scott holds 3,840,278 of these shares indirectly in a family trust.

Total shares outstanding as of March 31, 2010 were 70,524,595 held by approximately 42 shareholders of record; 39,131,195 Common shares are restricted and an undetermined number of holders in street name (Cede&Co) hold 14,380,633 Common shares.

Equity Compensation Plan Information

We currently have no Equity Compensation plans in place.

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

No options, warrants or other convertible securities have been issued to any officer, directors, or others at this time.

Americas Energy Company

Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Bledsoe Property – The Company acquired the mineral rights to approximately 1,700 acres in Bledsoe County Tennessee from RJCC Group 1, Inc (“RJC1”). RJCC1 is owned by John Gargis, a founder, executive and shareholder of the Company. The rights acquired include approximately 4.571 million tons of proven and 4 million tons of probable surface reserves. The purchase price for the rights was $1,250,000, including a down payment of $25,000 with the remaining balance to be paid in 49 payments of $25,000. RJCC is also to receive a 10% royalty on all coal mined from the property. The Bledsoe property is currently in the exploration stage.

Reliford Property – The Company acquired the oil and gas rights to approximately 1,700 acres of property located in Cumberland County, Kentucky. The Company paid $370,000 for the property rights from D&D Energy, Inc. of which $150,000 was paid by November 30, 2009. Mr. Jimmy Dunn Jr., a shareholder and employee of Americas Energy Company-AECo, has an ownership interest in D&D Energy, Inc. The Reliford property is in the exploration stage, and had minimal production since its acquisition. At March 31, 2010, the Company had recognized $38,804 in revenue related to oil production on the Reliford property.

Director Independence

We have recently expanded our Board of Directors to four members. We believe two of the members are “independent," as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002. Although our stock is not listed for trading on the Nasdaq Stock Market at this time, we are required to determine the independence of our directors by reference to the rules of a national securities exchange or of a national securities association (such as the Nasdaq Stock Market). In accordance with these requirements, we have determined that Mr. Nelson and Mr. Chmiel are a "independent directors," as determined in accordance with Rule 4200(a)(15) of the Marketplace Rules of the Nasdaq Stock Market, Inc.

Americas Energy Company

Principal Accountant Fees and Services (1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending March 31, 2010 and 2009 were: $ 0 and $ 0, respectively.

(2) Audit-Related Fees

No aggregate fees were billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending March 31, 2010 and 2009.

(3) Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending March 31, 2010 and 2009.

(4) All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the fiscal years ending March 31, 2010 and 2009.

(5) Audit Committee

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending March 31, 2010. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

(6) Work Performance by others

The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 50 percent.

Americas Energy Company

Exhibits, Financial Statement Schedules

Americas Energy Company- AECo includes by reference the following exhibits:

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Amended Articles of Incorporation - Name Change to Americas Energy Company, filed October 14, 2009 (2)

14.1	Code of Business Conduct and Ethics - filed on Form 10KSB as Exhibit 14.1 on June 28, 2005

10.1	Agreement and Plan of Merger, as amended January 21, 2009 - between

Americas Energy Company - AECo (PubCo) and Americas Energy Company - AECo (Private) (2)

10.2	Agreement - Assignment of Leases and Permits, between Americas Energy Company and Evans Coal Corporation, dated July 17, 2009 (2)

10.3	Agreement - Assignment of Mineral Lease, between Americas Energy Corporation and RJCC Group 1, dated July 27, 2009 (2)

10.4	Agreement - Letter of Intent, between Americas Energy Corporation and D and D Energy, Inc., dated July 7, 2009 (2)

10.5	Agreement - Letter of Intent, between Americas Energy Corporation and Evans Coal Corporation, dated November 5, 2009 (2)

10.6	Agreement - Agreement for the Sale of all Shares in Evans Coal Corp., between Americas Energy Corporation and Barbara Evans, widow and not married, and Evans Coal Corporation, dated February 6, 2010 (3) (1) Filed with the Registrant’s Registration Statement on Form 10SB, October 07, 2004 (2) Filed with Registrant’s Current Report on Form 8K, January 27, 2010 (3) Filed with Registrant’s Quarterly Report on Form 10-Q, February 18, 2010

Americas Energy Company- AECo includes herewith the following exhibits:

4.1	Form of Warrant

31.1	Certification of Principal Executive Officer and Principal Accounting Officer (Rule 13a-14(a)/15d-14(a))

32.1	Certification of Principal Executive Officer and Principal Accounting Officer (18 U.S.C. 1350)

Americas Energy Company- AECo includes herein the following financial statements:

Page
Report of Independent Registered Public Accounting Firm	26
Financial Statements
Consolidated Balance Sheet	27
Consolidated Statement of Operations	28
Consolidated Statement of Cash Flows	29
Statement of Stockholders’ Equity	31
Notes to Financial Statements	32 - 45

Americas Energy Company

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Americas Energy Company - AECo

Registrant

Date: July 14, 2010
By: \s\ Christopher L. Headrick Christopher L. Headrick, President Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 14, 2010	By:	\s\ Christopher L. Headrick, President

Christopher L. Headrick, President and Director
Principal Executive Officer and Principal Financial Officer

Date: July 14, 2010	By:	\s\ David L. Nelson, Director

David L. Nelson, Director

Date: July 14, 2010	By:	\s\ Robert E. Chmiel, Director

Robert E. Chmiel, Director

Date: July 14, 2010	By:	\s\ Ronald A. Scott, Director

Ronald A. Scott, Director