Form 10-Q
period 2010-06-30
AMERICAS ENERGY Co - AECO
filed 2010-08-23
CIK 1137239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
	For the transition period from	to

	COMMISSION FILE NUMBER:	000-50978

AMERICAS ENERGY COMPANY-AECO
(Exact name of small business issuer as specified in its charter)

	Nevada	98-0343712

	(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

243 N. Peter Road
Knoxville, Tennessee 37823

(Address of principal executive offices)
(865) 238-0668

(Registrants telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company; as defined within Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes [X] No

The number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2010: 71,974,595 shares of common stock

		AMERICAS ENERGY COMPANY
		(FORMERLY TREND TECHNOLOGY CORPORATION)
		Contents
			Page
			Number
PART I		FINANCIAL INFORMATION
Item	1	Financial Statements
		June 30, 2010
		Consolidated Balance Sheets	3
		Consolidated Statements of Operations	4
		Consolidated Statements of Cash Flows	5
		Notes to the Consolidated Financial Statements	7
Item	2	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	19
Item	3	Quantitative and Qualitative Disclosures About Market Risk	23
Item	4T	Controls and Procedures	23
Part II		OTHER INFORMATION
Item	1	Legal Proceedings	24
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item	3	Defaults Upon Senior Securities	24
Item	4	(Removed and Reserved)	24
Item	5	Other Information	24
Item	6	Exhibits	25
SIGNATURES			25

AMERICAS ENERGY COMPANY - AECO
(FORMERLY TREND TECHNOLOGY CORPORATION)

Condensed Consolidated Balance Sheets
June 30, 2010

	June 30,	March 31,
	2010	2010

	(Unaudited)
Assets
Current assets:
Cash	$11,012	$542,331
Trade receivables	1,091,806	256,377
Other receivables	10,000	-
Prepaid expense	144,298	103,913
Deferred tax asset	-	718,150

Total current assets	1,257,116	1,620,771
Property, plant, equipment and mining development - net	35,543,326	33,963,696
Other assets:
Deposit	261,000	100,000
Certificates of deposit - pledged	1,580,508	1,580,508
Goodwill	742,000	742,000

TOTAL ASSETS	$39,383,950	$38,006,975

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,082,059	$296,013
Accrued expenses	230,925	132,835
Convertible debenture due related party, including accrued interest,
net of discount	43,798	-
Current maturities of long-term debt	1,031,610	859,814
Current portion of capital lease obligations	9,937	13,091
Loans payable	1,198,685	1,198,685

Total current liabilities	3,597,014	2,500,438

Asset retirement obligations	1,324,224	1,296,674
Accrued royalty	5,647,292	5,676,000
Deferred tax liability - long-term	15,375	15,375
Long-term portion of capital lease obligations	28,479	31,736
Long-term debt	20,679,755	19,140,141

Total long-term liabilities	27,679,125	26,159,926

Total liabilities	31,292,139	28,660,364

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Common stock, 100,000,000 shares, $.0001 par value;
Issued and outstanding:
71,974,595 shares at June 30, 2010 and
70,525,595 shares on March 31, 2010	7,197	7,052
Additional paid-in capital	21,933,635	19,066,614
Retained deficit	(13,849,021)	(9,727,055)

Total shareholders' equity	8,091,811	9,346,611

Total liabilities and shareholders’ equity (deficit)	$39,383,950	$38,006,975

(See accompanying notes to financial statements) 3

AMERICAS ENERGY COMPANY - AECO
(FORMERLY TREND TECHNOLOGY CORPORATION)

Condensed Consolidated Statement of Operations
(Unaudited)

Three Month Period
Ended
June 30, 2010

REVENUES
Coal sales and related income	$3,615,819
Other income	15,481

Total revenues	3,631,300

OPERATING EXPENSES
Cost of sales (exclusive of accretion, depreciation and depletion)	3,194,737
Accretion, depreciation and depletion	161,666
Compensation expense	3,061,686
Professional fees	89,084
General and administrative expenses	183,520

Total operating expenses	6,690,693

Loss from operations	(3,059,393)

OTHER INCOME (EXPENSES)
Interest income	9,084
Interest expense	(353,507)

Total other income (expenses)	(344,423)

LOSS BEFORE INCOME TAXES	(3,403,816)

PROVISION FOR INCOME TAXES	(718,150)

NET LOSS	$(4,121,966)

PER SHARE DATA
Basic and diluted loss per common share	$(0.06)

Weighted average common shares outstanding	71,428,716

(See accompanying notes to financial statements)

AMERICAS ENERGY COMPANY
(FORMERLY TREND TECHNOLOGY CORPORATION)

Condensed Consolidated Statements of Cash Flows
(Unaudited)

Three Month Period
Ended
June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,121,966)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Accretion, depreciation and depletion	161,666
Shares issued for services	2,764,500
Amortization of discount on convertible debentures	14,465
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(835,430)
Decrease in prepaid expenses	9,614
Decrease in deferred tax asset	718,150
Increase in accounts payable	786,046
Increase in accrued expenses	80,090
Accrued interest expenses added to principal	297,215

Net cash used in operating activities	(125,650)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(187,142)
Purchase of building and improvements	(32,599)
Coal production costs	(520,004)
Loans to unrelated third party	(10,000)
Deposits	(160,000)

Net cash used in investing activities	(909,745)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	100,000
Proceeds from note payable	500,000
Payment of obligation under capital lease	(6,412)
Payments on accrued royalties payable	(28,708)
Payment on note payable	(60,804)

Net cash provided by financing activities	504,076

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(531,319)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	542,331

CASH AND CASH EQUIVALENTS - END OF PERIOD	$11,012

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$34,443

Income taxes paid	$-

(See accompanying notes to financial statements)

AMERICAS ENERGY COMPANY (FORMERLY TREND TECHNOLOGY CORPORATION) Condensed Consolidated Statements of Cash Flows (Unaudited)

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In May 2010, the Company purchases a commercial building for $975,000. Under the terms of the agreement, the Company made a down payment of $20, 956 (See Note 8).

In May 2010, the Company authorized the issuance of 25,000 shares of its common stock to a director in connection with a $100,000 loan he made to the Company. The 25,000 shares were valued at their respective value on the date of issuance totaling $32,000 which is being amortized and charged to operations over the six-month term of the loan. The director has the right to convert all or a portion of the $100,000 loan into common shares of the Company at a conversion price of $0.75 per share. The Company recognized a beneficial conversion feature of $70,666 which was accounted for as a discount against the $100,000 principal balance of the note. The discount is being amortized and charged to interest expense over the six-month term of the loan (See Note 8).

In May 2010, the Company issued a total of 1,425,000 shares of its common stock for consulting services. The shares were valued on the date the shares were issued of $2,764,500, which was charged to operations and included in compensation expense.

(See accompanying notes to financial statements)

AMERICAS ENERGY COMPANY

(FORMERLY TREND TECHNOLOGY CORPORATION)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Nature of Operations – Americas Energy Company – AECo (“the Company”) was incorporated under the name of Trend Technology Corporation in the State of Nevada on February 16, 2001. On October 14, 2009, the Company changed its name to Americas Energy Company-AECo in anticipation of the acquisition of Americas Energy Company “(AECO”). The acquisition occurred on January 21, 2010 when the Company issued 33,000,000 shares of it s common stock in exchange for receiving all of the outstanding shares of AECO. The transaction was accounted for as a reverse acquisition pursuant to ASC Topic 805-40 whereby AECO is the accounting acquirer and its operation continue to be reported as if it had actually been the acquirer. AECO was organized in Nevada on July 13, 2009. In recording the acquisition, the Company valued the shares issued using the net book value of AECO and recorded $742,000 as goodwill, which represented the difference between the fair value of the common shares issued and the net assets of AECO.

On March 31, 2010, the Company acquired all of the outstanding shares of Evans Coal Corp. (“Evans”) In exchange for $7,000,000 in cash, a $25,000,000 promissory note and a 2% overriding royalty on all coal sales generated from the properties acquired from Evans. Evans was organized in Kentucky on July 9, 1987 and is engaged in the business of mining high-grade steam coal from its properties located in Southeast Kentucky.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of June 30, 2010, and the results of its operations and cash flows for the three months ended then ended. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. However, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010 filed with the Commission on July 14, 2010.

The accompanying unaudited condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. As shown in the accompanying financial statements the Company has an accumulated deficit since its inceptions (July 13, 2009) of $13,849,021 and a working capital deficit of $2,338,792 as of June 30, 2010.

In view of current matters, the continuation of the Company’s operations is dependent on revenue from its coal mining operations, advances made by its officers and directors, and the raising of capital through the sale of its equity instruments or issuance of debt. Management believes that these sources of funds will allow the Company to continue as a going concern through 2011. However, no assurances can be made that current or anticipated future sources of funds will enable the Company to finance future periods’ operations. In light of these circumstances, substantial doubt exists about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

AMERICAS ENERGY COMPANY

(FORMERLY TREND TECHNOLOGY CORPORATION)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash balances at two financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.

Accounts Receivable – Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company evaluates the need for an allowance for doubtful accounts based on review of historical write-off experience and industry data. As of June 30, 2010, there was no allowance for doubtful accounts, since all of the Company’s receivables were subsequently collected.

Advanced Mining Royalties – Lease rights to coal lands are often acquired in exchange for royalty payments. Advance mining royalties are advance payments made to lessors under terms of mineral lease agreements that are recoupable against future production. These advance payments are deferred and charged to operations as the coal reserves are mined. The Company regularly reviews recoverability of advance mining royalties and establishes or adjusts the allowance for advance mining royalties as necessary using the specific identification method. In instances where advance payments are not expected to be offset against future production royalties, the Company establishes a provision for losses on the advance payments that have been paid and the scheduled future minimum payments are expensed and recognized as liabilities. Advance royalty balances are charged off against the allowance when the lease rights are either terminated or expire. As of June 30, 2010, the Company had advanced royalties totaling $108,000, which is included on the balance sheet in prepaid expenses.

Property and Equipment – Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method and with useful lives used in computing depreciation ranging from 3 to 20 years. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized.

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

Oil and Gas Property – The Company follows the full cost method of accounting for its oil and gas property, which is located in Cumberland County, Kentucky. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves are capitalized. All capitalized costs, including the estimated future costs to develop proved reserves are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects will not be amortized until proved reserves associated with the projects can be determined or until impairment occurs. Potential impairment of unproved properties and other oil and gas property and equipment are assessed periodically. If the assessment indicates that the properties are impaired, the amount of the impairment will be added to the capitalized costs to be amortized. Long-Lived Assets – The Company accounts for its long-lived assets in accordance with ASC Topic 360-10, Formerly SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." ASC Topic 360-10 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. At June 30, 2010, the Company determined that none of its long-term assets were impaired.

AMERICAS ENERGY COMPANY

(FORMERLY TREND TECHNOLOGY CORPORATION)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill was $742,000 as of June 30, 2010 and was acquired January 21, 2010 in connection with the Company’s reverse Merger of AECO.

Asset Retirement Obligations –Minimum standards for mine reclamation have been established by various regulatory agencies and dictate the reclamation requirements at the Company’s operations. The Company’s asset retirement obligations consist principally of costs to reclaim acreage disturbed at surface operations and estimated costs to reclaim support acreage and perform other related functions at underground mines. The Company records these reclamation obligations at fair value in the period in which the legal obligation associated with the retirement of the long-lived asset is incurred. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is recorded. The Company annually reviews its estimated future cash flows for its asset retirement obligations. See Note 10 for further disclosures related to the Company’s asset retirement obligations.

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

AMERICAS ENERGY COMPANY

(FORMERLY TREND TECHNOLOGY CORPORATION)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Convertible Debentures - If the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense or equity (if the debt is due to a related party), over the life of the debt using the effective interest method.

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

Share-Based Compensation – The Company measures and records compensation expense for all share-based payment awards to consultants, employees and directors based on estimated fair values. Additionally, compensation costs for share-based awards are recognized over the requisite service period based on the grant-date fair value. Loss Per Share – The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, formerly SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Potential common shares at June 30, 2010 comprised of 9,000,000 Warrants.

2. Recent Accounting Pronouncements

In August 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-21 (ASU 2010-21), Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The Company does not expect the provisions of ASU 2010-21 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-20 (ASU 2010-20), Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The amendments in this Update are to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The disclosures about activity that occurs during the reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company does not expect the provisions of ASU 2010-20 to have a material effect on the financial position, results of operations or cash flows of the Company.

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective for reported balances in an entity’s financial statements that differ from their underlying U.S. dollar denominated values under Subtopic 830-30-S99-1 occurring in the first interim or annual period ending on or after March 15, 2010. The amendments are to be applied retrospectively. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

AMERICAS ENERGY COMPANY

(FORMERLY TREND TECHNOLOGY CORPORATION)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-18 (ASU 2010-18), Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset-a consensus of the FASB Emerging Task Force. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition.

The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-16 (ASU 2010-16), Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities-a consensus of the FASB Emerging Issues Task. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. The amendments should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. The Company does not expect the provisions of ASU 2010-16 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-15 (ASU 2010-15), Financial Services-Insurance (Topic 944): How Investments held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments-a consensus of the FASB Emerging Issues Task Force.

The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early adoption is permitted. The amendments in this Update should be applied retrospectively to all prior periods upon the date of adoption. The Company does not expect the provisions of ASU 2010-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-14 (ASU 2010-14), Accounting for Extractive Activities – Oil & Gas - Amendments to Paragraph 932-10-S99-1 (SEC Update). The Amendments are designed to modernize and update the oil and gas disclosure requirements to align them with current practices and changes in technology. The Company does not expect the provisions of ASU 2010-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-13 (ASU 2010-13), Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-12 (ASU 2010-12), Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts. After consultation with the FASB, the SEC stated that it “would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act”. The Company does not expect the provisions of ASU 2010-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

AMERICAS ENERGY COMPANY

(FORMERLY TREND TECHNOLOGY CORPORATION)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. Concentration of Credit Risk

Significantly, all of the Company’s revenues during the three months ended June 30, 2010 were derived from five customers of whom two customers purchased approximately 85% of the Company’s total coal sales for the period. Trade receivables at June 30, 2010 totaling $1,091,806 were due from two customers of which one owed $713 of the total.

All of the Company’s coal mining during the period was subcontracted to two operators.

4. Property, Plant, Equipment and Mining Development

Property, plant, equipment, and mining development at June 30, 2010 consist of the following:

	Useful	June 30,

	Life	2010

Land	-	$244,348

Mining properties		30,041,844

Mining and transportation equipment	5 to 10 years	4,570,839

Building and improvements	5 to 20 years	763,251

Trucks held under capital leases	3 years	49,439

Office equipment and furnishings	3 to 5 years	20,998

		35,690,719

Less accumulated depreciation and depletion		(147,393)

		$35,543,326

Depreciation expense for the three months ended June 30, 2010 totaled $123,495. Depletion expense for the period ended June 30, 2010 totaled $10,621.

5. Deposits and Other Assets

On March 30, 2010, the Company entered into a non-binding letter of intent to purchase all of the outstanding shares of Proton Power, Inc., and subsidiaries located in Lenoir City, Tennessee, for the purpose of diversification into new energy production technologies. As of June 30, 2010, the Company has made good faith deposits in the amount of $250,000. The final terms of the purchase were still under negotiations as of June 30, 2010.

During the three months ended June 30, 2010, the Company paid $11,000 as deposits and good faith payments on acquisition of various leases of coal properties, As of June 30, 2010, the final term of these leases were still under negotiation and the $11,000 was included in deposits as reflected on the Company’s balance sheet.

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

6. Accrued Expenses
Accrued expenses and other liabilities consisted of the following:

June 30,
2010

Accrued royalties	$123,605
Accrued taxes payable	62,583
Employee benefits	31,032
Other	13,705

Total accrued expenses and other current liabilities	$230,925

AMERICAS ENERGY COMPANY

(FORMERLY TREND TECHNOLOGY CORPORATION)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7. Obligations Under Capital Lease

The Company is leasing two Ford F150 trucks under capital leases. The assets and related obligations have been recorded at the present value of the minimum lease payments. The capitalized costs of the trucks are $49,439, which is being depreciated over their estimated useful lives of 3 years. The leases are payable in payments of $3,883 per quarter. The imputed interest rate on the capital leases is 6%. The discounted balance due on the leases at June 30, 2010 totaled $38,416. The net book of the value of these leased trucks as of June 30, 2010 amounted to $41,981, which is net of accumulated depreciation of $7,458.

Minimum future lease payments under the capital lease as of June 30, 2010 and for each year of the lease is as follows:
2011	$15,534
2012	15,534
2013	9,653
2014	3,847

Total minimum future lease payments	42,609
Less: amount representing interest	(4,193)

Present value of minimum
Future lease payments	$38,416

Imputed interest charged to operations on these leases for the three month period ended June 30, 2010 amounted to $1,357. Depreciation expense on the leased trucks totaled $4,120 for the three months ended June 30, 2010, and is included in accretion, depreciation and depletion expense in the accompanying condensed consolidated statement of operations.

8. Notes and Loans Payable

Evans Coal Corp.

On March 31, 2010, the Company finalized its acquisition of all of the outstanding shares of Evans Coal Corp (“ECC”). Pursuant to the terms of the purchase, the Company issued a $25,000,000 promissory note payable initially in consecutive monthly payments at the rate of ($5.00) Dollars per short ton of coal mined, sold and shipped by the Company with the first payment being due in April 2010. Commencing in March 2011, the Company is required to make the greater of $5.00 per short ton or a minimum quarterly payment of $500,000 through maturity. Further, ECC has stipulated in the agreement that in the event the Company is unable to obtain all coal mining regulatory permits on the leasehold area known as the Breathitt County Project by December 31, 2016, then the note shall be reduced in principal by $5,000,000. The assets acquired from Evan’s have been pledged as collateral on this obligation. Based on the terms of the Note, the face value of $25,000,000 was inclusive of imputed simple interest at the applicable Federal Rate of 4.37% . In accordance with ASC 835, the Company present valued the obligation utilizing a fair market rate of 6.34% to $18,974,900. During the three months ended June 30, 2010 the Company accrued imputed interest of $301,027, which was charged top operations. During the three months ended June 30, 2010, the Company paid $22,935 on the Note based upon coal production. The balance of the obligation as of June 30, 2010 was $19,252,991

As part of the aforementioned Acquisition Agreement, the Company assumed a note payable to the former President of ECC in the amount of $1,198,685. The note is non-interest bearing and due on demand. (See Note 6)

AMERICAS ENERGY COMPANY

(FORMERLY TREND TECHNOLOGY CORPORATION)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Bledsoe Acquisition – Related party

On July 27, 2009, the Company entered into an Assignment of Mineral Lease with RJCC#1 (“RJCC”), a Tennessee Partnership whereby RJCC agreed to assign their interest in mineral leases located in Bledsoe County Tennessee in exchange for $1,250,000. Pursuant to the terms of the agreement, $25,000 is due upon execution of the Agreement and the remaining balance is payable in 49 monthly installments of $25,000 each beginning on January 1, 2010. As the terms of the Agreement did not provide for interest on the installments, In accordance with ASC 835, the Company imputed interest using an effective annual interest rate of 6% and discounted the balance due to

$1,086,801. Imputed interest charged to operations for the period ended June 30. 2010, totaled $15,077. The balance of the obligation at June 30, 2010, totaled $990,132.

Note Payable – Related Party

On May 2010, the Company borrowed $500,000 from a shareholder that is evidenced by a Promissory Note. Under the terms of the note, the loan is assessed interest at an annual rate of 10%, and is secured by the Company’s assets. The principal and accrued interest are fully due and payable on September 1, 2010. Accrued interest for the period ended June 30, 2010 totaled $5,479, which was charged to operations. The balance of the obligation as of June 30, 2010 amounted to $505,479.

Mortgage Payable

On May 10, 2010, the Company acquired a commercial building where its corporate offices are now located. The property was purchased for $975,000 and included a down payment of $20,956. The remaining balance of $962,763 is assessed interest at an annual rate of 6.54% and is payable in 60 monthly installments of $6,985 commencing August 10, 2010. An additional payment of $63,015 is due on October 10, 2010 with the remaining principal balance and accrued interest of approximately $764,756 is fully due and payable on April 10, 2015. Interest charged to operations on this obligation for the three months ended June 30, 2010 totaled $8,718.

Following are maturities of total long-term debt at June 30, 2010 for each of the following five years:

2011	$1,031,610
2012	1,082,748
2013	1,152,532
2014	1,100,560
2015	1,748,821
Thereafter	15,595,094

$21,711,365

9. Convertible Notes Payable - Related Party

On May 19, 2010, the Company received $100,000 from one of its directors through the issuance of a convertible promissory note. The note matures on November 17, 2010. Under the terms of the note, the Company issued 25,000 shares of its common stock as interest. The common shares were valued at their respective trading price on the date of the loan amounting to $32,000, which was charged to prepaid expense and is being amortized over the six-month term of the loan. Amortized interest charged to operations during the three months ended June 30, 2010 totaled $7,385. While the loan is outstanding, the director has the option to convert all or a portion of the $100,000 due into shares of the Company’s common stock at a conversion price of $0.75 per share.

As the conversion price was less the trading price of the Company’s common stock on the date of the note, the Company recognized a beneficial conversion feature of $70,666 pursuant to ASC Topic 470-20 “Debt with conversion and other Options” that was recorded as a discount against the $100,000 principal balance due with an offsetting credit to equity. The discount is amortized and charged to operations over the six month terms of the loan using the effective interest method. The amount of discount that was amortized and charged to operations during the three-months ended June 30, 2010 totaled $14,465.

AMERICAS ENERGY COMPANY

(FORMERLY TREND TECHNOLOGY CORPORATION)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10. Asset Retirement Obligation

As of June 30, 2010, the Company had recorded asset retirement obligation accruals for mine reclamation and closure costs totaling $1,324,224. These regulatory obligations are secured by certificates of deposit.

Changes in the asset retirement obligations from continuing operations were as follows:

Total asset retirement obligation at March 31, 2010	$1,296,674
Accretion for the period	27,550
Sites acquired during the period	-
Total asset retirement obligations at June 30, 2010	$1,324,224
Less current portion	-0-
Long-term portion	$1,324,224

11. Other Non-Current Liabilities

As of June 30, 2010, the Company has recorded accrued royalties in the amount of $5,647,292 pursuant to its Acquisition agreement of ECC. The Agreement provides for a finders fee to be paid in the form of a 2% overriding royalty on all coal sales produced from ECC acquired leases and has been based on the following estimates: 1) Economically recoverable reserves; 2) Recovery period; and 3) Historical pricing. The $5,647,292 obligation is net of the royalties paid during the three months ended June 30, 2010 of $28,708.

12. Fair Value of Assets and Liabilities Determination of Fair Value

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

Level 3. Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. The unobservable inputs are developed based on the best information available in the circumstances and may include the Company's own data.

AMERICAS ENERGY COMPANY

(FORMERLY TREND TECHNOLOGY CORPORATION)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the fair value of financial instruments that are measured and recognized on a non-recurring basis classified under the appropriate level of the valuation hierarchy described above, as of June 30, 2010:

Liabilities measured
at fair value at		Level 1		Level 2	Level 3	Total
June 30, 2010

Nonrecurring:
Notes payable	$		-0-	$21,711,365	$-0-	$21,711,365
Convertible not			-0-	42,692
Loans payable - other			-0-	1,198,685	-0-	1,198,685
13. Stockholders Equity

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

On May 4 2010, the Company issued 25,000 shares of its common stock in connection with receiving $100,000 from one of its directors. The 25,000 shares were issued as interest on the loan. The 25,000 shares were valued at their trading price on the date of the loan totaling $32,000. The $32,000 was treated as a prepaid expense and is being amortized and charged to operations over the six-month term of the loan.

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

AMERICAS ENERGY COMPANY
(FORMERLY TREND TECHNOLOGY CORPORATION)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following is a schedule of warrants outstanding as of June 30, 2010:
		Weighted	Weighted
		Average	Average	Aggregate
	Warrants	Exercise	Remaining	Intrinsic
	Outstanding	Price	Life	Value
Balance, July 13, 2009	-	$-	-		$-
Warrants granted	9,000,000	0.75	3 Years		-
Warrants expired	-	-			-

Balance, June 30, 2010	9,000,000	$ 0.75	3 Years		$-

All the warrants are available for exercise at June 30, 2010.

14. Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

At June 30, 2010, the Company had a total of approximately $2,486,000 of federal and state net operating losses subject to the limitations imposed by the change in control under Internal Revenue Code Section 382. These losses can be utilized to offset future taxable income. An allowance of $934,250 has been provided to reduce the tax benefits accrued by the Company for these operating losses to zero as it cannot be determined when, or if, the tax benefits derived from these losses will materialize. Timing differences between expenses deducted for income tax and deducted for financial reporting purposes are insignificant and have no material impact to the differences in the reporting of income taxes. During the period ended June 30, 2010,

Deferred tax liabilities are summarized below:

June 30,
2010

Deferred tax liability
Property, plant
and equipment	$ 15,375

The provision for income tax expense for the three months ended June 30, 2010 are as follows:

Current income tax benefit	$ (	- )
Deferred income tax benefit previously recognized	(718,150)
Net income tax expense	$ (718,150)

AMERICAS ENERGY COMPANY

(FORMERLY TREND TECHNOLOGY CORPORATION)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15. Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

Minimum Royalty Payments

The Company has future minimum royalty commitments under coal lease agreements at June 30, 2010 they were as follows:
Year ending March 31:
2011		$126,000
2012		126,000
2013		126,000
2014		126,000
2015		126,000
2016	and Thereafter	435,000

		$1,065,000

Certain coal leases do not have set expiration dates but extend until completion of mining of all merchantable and minable coal reserves. We have assumed a period of ten years for this table.

16. Related Party Transactions

During the three months ended June 30, 2010, the Company borrowed $100,000 from one of its directors in exchange for issuing a convertible promissory note. In connection with the loan, the Company issued the director 25,000 shares of its common stock (See Note 8).

17. Subsequent Events

On August 04, 2010, the Company approved the Americas Energy Company-AECo 2010 Employee and Consultant Stock Plan, authorizing 2,000,000 common shares for issuance under the terms of the plan. On August 13, 2010 the Company registered the 2,000,000 shares authorized by the plan of Form S-8. As of the date of this report no shares have been issued under the plan.

AMERICAS ENERGY COMPANY- AECO

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following contains forward-looking statements that involve risks and uncertainties, as described below. Americas Energy Company-AECo (previously known as Trend Technology Corporation) (the “Company”, “we”, “us” or “our”) actual results could differ materially from those anticipated in these forward-looking statements. The following discussion should be read in conjunction with the unaudited financial statements and notes thereto and the Plan of Operation included in this Quarterly report on Form 10-Q for the three month period ended March 31, 2010.

Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

AMERICAS ENERGY COMPANY- AECO

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

Financial Condition and Results of Operations

The following should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Explanatory Note

On January 21, 2010, Americas Energy Company, a private Nevada corporation. (“AEC”) and Americas Energy Company-AECo, (formerly Trend Technology Corporation) (“AECo”) merged, with AECo continuing as the surviving legal corporation of the Merger. For accounting purposes, the Merger is treated as a “reverse acquisition” with AEC considered the accounting acquirer. Accordingly, AEC’s historical financial statements are included in periodic filings of AECo subsequent to the Merger. The financial results for the Three month period ended June 30, 2010 include only that period and therefore, no year-over-year results are available for comparison.

AMERICAS ENERGY COMPANY- AECO

During the three month period ended June 30, 2010, we have generated $3,631,300 in total revenue which is comprised of coal sales of $3,615,819 and oil sales of $15,481. We commenced mining operations in the fall of 2009 and recognized our initial revenues in November of 2009. Our primary revenue source is derived through internal mining activities on our permitted leases and represents approximately 88% of our total revenue or $3,213,576. In addition to our internal mining activities, we also generated $402,243 through coal brokering arrangements and $15,481 from our oil production. As we continue to acquire and expand our mineral rights, we anticipate increases in our future production capacity to result in revenue growth.

Our operating expenses totaled $6,690,693 and consisted of costs directly attributable to coal sales, depreciation, depletion and amortization, compensation, professional fees and general and administrative costs. During the three month period ended June 30, 2010 our cost of coal sales was $3,194,737 or 48% of total operating expenses. Depreciation, depletion and amortization totaled $161,666 of which $10,621 represented depletion resulting from our production activities. Compensation expense includes salaries to our executives and administrative staff and related employee costs. Our compensation expense was $3,061,665 for the period and included non-cash compensation valued at $2,764,500. We incurred $89,084 in professional fees for the period which include legal and accounting fees related to our regulatory reporting requirements. Our general and administrative expenses totaled $183,520 and consist of normal office related expenses.

We experienced a loss from operations of $ 3,059,393 for the three month period ended June 30, 2010. Other income and expense totaled $344,423 and is primarily the result of interest in the amount of $301,027 accrued on our note originating from our acquisition of ECC.

Liquidity and Capital Resources

For the three month period ended June 30, 2010, net cash used in operating activities totaled $125,650. Net cash used in investing activities totaled $909,745, which included $187,142 to purchase equipment used in our operations. Financing activities provided a total of $504,076, which included $500,000 in proceeds from a note payable, $100,000 in proceeds from convertible note, less ($60,804) in payments on a note payable obligation. The resulting change in cash for the period was an decrease of $531,319; Cash at the beginning of the period totaled $542,331, the decrease resulted in $11,012 in cash at the end of the period ending June 30, 2010.

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

AMERICAS ENERGY COMPANY- AECO

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

Americas Energy Company currently has two mining projects, located in Kentucky and Tennessee. Americas Energy Company presently uses two distinct extraction techniques: dozer and front-end loader surface mining and auger mining. In 2009, all of Americas Energy Company’s production was shipped via truck to various locations for purchase. Beginning in 2010 the Company has made additional shipments of coal via unit train.

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

AMERICAS ENERGY COMPANY- AECO

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4 - Controls and Procedures Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.

We have made the determination that our disclosure controls and procedures were effective, due to the small scale of our operations, we anticipate that when operational activities expand it will be necessary to add additional controls and procedures to ensure effectiveness.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Changes in Internal Controls

During the period covered by this report, there was no significant change in our internal controls over financial reporting or in other factors that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

AMERICAS ENERGY COMPANY- AECO

Part II OTHER INFORMATION Item 1 Legal Proceedings

No legal proceedings were initiated or served upon the Company in the period ending June 30, 2010. From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims, other than those disclosed above, are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2010 that were not otherwise disclosed in this or our prior periodic reports or a current report on Form 8-K. On May 4 2010, the Company authorized the issuance 25,000 shares of its common stock in connection with receiving $100,000 from one of its directors. The 25,000 shares were prepaid interest on the loan and were valued at their trading price on the date of the loan totaling $32,000. The shares are unissued as of the date of this filing.

All of the above sales were issued as exempted transactions under Section 4(2) of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933. The recipient(s) of our securities took them for investment purposes without a view to distribution. Furthermore, they had access to information concerning our Company and our business prospects; there was no general solicitation or advertising for the purchase of our securities; and the securities issued are restricted pursuant to Rule 144.

Item 3 Defaults upon Senior Securities
None, for the period ending June 30, 2010
Item 4 (Removed and Reserved)
None, for the period ending June 30, 2010
Item 5 Other Information
None, for the period ending June 30, 2010

AMERICAS ENERGY COMPANY- AECO

Item 6 Exhibits

Americas Energy Company- AECo includes by reference the following exhibits:

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Amended Articles of Incorporation - Name Change to Americas Energy Company, filed October 14, 2009 (2)

4.1	Form of Warrant - filed on Form 10-K as Exhibit 4.1 on July14, 2010

4.2	Americas Energy Company-AECo 2010 Employee and Consultant Stock Plan - filed on Form S-8 as Exhibit 4.1 on August 13, 2010

14.1	Code of Business Conduct and Ethics - filed on Form 10KSB as Exhibit 14.1 on June 28, 2005

10.1	Agreement and Plan of Merger, as amended January 21, 2009 - between

Americas Energy Company - AECo (PubCo) and Americas Energy Company - AECo (Private) (2)

10.2	Agreement - Assignment of Leases and Permits, between Americas Energy Company and Evans Coal Corporation, dated July 17, 2009 (2)

10.3	Agreement - Assignment of Mineral Lease, between Americas Energy Corporation and RJCC Group 1, dated July 27, 2009 (2)

10.4	Agreement - Letter of Intent, between Americas Energy Corporation and D and D Energy, Inc., dated July 7, 2009 (2)

10.5	Agreement - Letter of Intent, between Americas Energy Corporation and Evans Coal Corporation, dated November 5, 2009 (2)

10.6	Agreement - Agreement for the Sale of all Shares in Evans Coal Corp., between Americas Energy Corporation and Barbara Evans, widow and not married, and Evans Coal Corporation, dated February 6, 2010 (3) (1) Filed with the Registrant’s Registration Statement on Form 10SB, October 07, 2004 (2) Filed with Registrant’s Current Report on Form 8K, January 27, 2010 (3) Filed with Registrant’s Quarterly Report on Form 10-Q, February 18, 2010

Americas Energy Company- AECo includes herewith the following exhibits:

31.1	Certification of Principal Executive Officer and Principal Accounting Officer (Rule 13a-14(a)/15d-14(a))

32.1	Certification of Principal Executive Officer and Principal Accounting Officer (18 U.S.C. 1350)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Americas Energy Company

Date: August 23, 2010
By: /s/ Christopher L. Headrick
Christopher L. Headrick, President Principal Executive Officer Principal Financial Officer