Form 10-Q
period 2010-09-30
AMERICAS ENERGY Co - AECO
filed 2010-11-22
CIK 1137239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

[ ] Yes [X] No

The number of shares outstanding of each of the issuer's classes of common equity as of September 30, 2010: 73,151,340 shares of common stock

		AMERICAS ENERGY COMPANY
		(FORMERLY TREND TECHNOLOGY CORPORATION)
		Contents
			Page
			Number
PART I		FINANCIAL INFORMATION
Item	1	Financial Statements
		September 30, 2010
		Condensed Consolidated Balance Sheets	3
		Condensed Consolidated Statements of Operations	4
		Condensed Consolidated Statements of Cash Flows	5
		Notes to the Consolidated Financial Statements	7
Item	2	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	19
Item	3	Quantitative and Qualitative Disclosures About Market Risk	26
Item	4T	Controls and Procedures	26
Part II		OTHER INFORMATION
Item	1	Legal Proceedings	27
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item	3	Defaults Upon Senior Securities	27
Item	4	(Removed and Reserved)	27
Item	5	Other Information	27
Item	6	Exhibits	28
SIGNATURES			29

AMERICAS ENERGY COMPANY - AECO
(FORMERLY TREND TECHNOLOGY CORPORATION)

Condensed Consolidated Balance Sheets
September 30, 2010

	September 30,	March 31,
	2010	2010

	(Unaudited)
ASSETS
Current assets
Cash	$305,078	$542,331
Trade receivables	290,429	256,377
Other receivables	10,000	-
Prepaid expenses	222,940	103,913
Deferred tax asset	-	718,150

Total current assets	828,447	1,620,771

Property, plant equipment and mining development, net	22,800,019	33,963,696

Other assets
Deposits	366,000	100,000
Certificates of deposit – pledged	1,580,508	1,580,508
Goodwill	742,000	742,000

Total other assets	2,688,508	2,422,508

TOTAL ASSETS	$26,316,974	$38,006,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,833,483	$296,013
Accrued expenses	266,634	132,835
Convertible debenture, net of discount – related party	79,951	-
Current maturities of long-term debt	606,593	859,814
Current portion of capital lease obligations	12,157	13,091
Short-term loan payable	1,198,685	1,198,685

Total current liabilities	3,997,503	2,500,438

Long-term liabilities
Asset retirement obligation	1,337,859	1,296,674
Accrued royalty	-	5,676,000
Deferred tax liability	15,375	15,375
Capital lease obligations, net of current portion	26,907	31,736
Loan payable, net of current portion	1,959,164	19,140,141

Total long-term liabilities	3,339,305	26,159,9269

Stockholders’ equity
Common stock; $0.0001 par value, 100,000,000 shares authorized
73,151,340 and 70,525,595 issued and outstanding as of
September 30, 2010 and March 31, 2010, respectively	7,315	7,052
Additional paid in capital	22,725,254	19,066,614
Accumulated deficit	(3,752,402)	(9,727,055)

Total stockholders’ equity	18,980,167	9,346,611

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,316,975	$38,006,975

(See accompanying notes to financial statements) 3

AMERICAS ENERGY COMPANY - AECO
(FORMERLY TREND TECHNOLOGY CORPORATION)

Condensed Consolidated Statement of Operations
(Unaudited)

	For the Three	From Inception	For the Six
	Months Ended	(July 13, 2009) to	Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010

REVENUE
Coal sales and related income	$2,142,717	$-	$5,758,537
Other income	5,126	-	20,607
Total revenue	2,147,843	-	5,779,144

OPERATING EXPENSES
Cost of coal sales	2,822,227	47,509	6,017,774
Depreciation, depletion and amortization	277,510	703	439,176
Compensation expense	962,766	227,037	4,024,452
Professional fees	189,048	2,804	278,395
General and administrative expenses	74,925	23,138	257,370

Total operating expenses	4,326,476	301,191	11,017,167

(Loss) from operations	(2,178,633)	(301,191)	(5,238,023)

OTHER INCOME (EXPENSE)
Interest income	8,854	-	17,937
Interest expense	(501,129)	(22,313)	(854,635)
Gain on debt settlement	4,272	-	4,272
Net gain on modification of acquisition	12,763,252	-	12,763,252

Total other income (expense)	12,275,249	(22,313)	11,930,826

INCOME (LOSS) BEFORE INCOME TAX	10,096,616	(323,504)	6,692,803

PROVISION FOR INCOME TAX	-	-	(718,150)

NET INCOME (LOSS)	$10,096,616	$(323,504)	$5,974,653

PER SHARE DATA
Basic and diluted loss per common share	$0.14	$(0.01)	$0.08

Weighted average common shares outstanding	72,257,064	33,000,000	71,845,153

(See accompanying notes to financial statements)

AMERICAS ENERGY COMPANY (FORMERLY TREND TECHNOLOGY CORPORATION) Condensed Consolidated Statements of Cash Flows (Unaudited)
			From Inception
		For the Six-Months Ended	(July 13, 2009) to
		September 30, 2010	September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$5,974,653	$(323,504)
Adjustments to reconcile net income (loss) to net cash
Provided by (used) operating activities:
Gain on acquisition modification		(12,763,252)	-
Gain on debt settlement		(4,272)	-
Depreciation, depletion and amortization		439,176	703
Shares issued for services		3,530,638	200,000
Amortization of debt discount		50,617	-
Changes in operating assets and liabilities
(Increase) in accounts receivable		(34,052)	-
(Increase) in prepaid expenses		(39,772)	(12,935)
Decrease in deferred tax asset		718,150	-
Increase in accounts payable		1,563,233	13,848
Increase in accrued expenses		90,651	21,629
Accrued interest expense		640,653	-

Net cash provided by (used) operating activities		166,423	(100,260)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment		(179,345)	(14,638)
Purchase of building and improvements		(47,599)	-
Development of mineral properties		(453,265)	(313,013)
Note receivable		(10,000)	-
Acquisition deposits		(265,000)	-

Net cash (used) in investing activities		(955,209)	(327,651)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt		100,000	-
Proceeds from notes payable, net of fees of $35,000		500,000	565,000
Payments on capital lease obligations		(5,763)	-
Payments on accrued royalties		(28,708)	-
Payments on note payable		(13,996)	(13,621)

Net cash provided by financing activities		551,533	551,379

NET INCREASE(DECREASE) IN CASH AND EQUIVALENTS		(237,253)	126,468
CASH AND EQUIVALENTS -	beginning of period	542,331	-

CASH AND EQUIVALENTS -	end of period	$305,078	$126,468

(See accompanying notes to financial statements)

AMERICAS ENERGY COMPANY
(FORMERLY TREND TECHNOLOGY CORPORATION)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

From Inception
	For the Six-Months Ended	(July 13, 2009) to
	September 30, 2010	September 30, 2009

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$136,475	$404

Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

.	In September 2010, the Company negotiated a new agreement with the shareholders of Evan's Coal Company relating to the purchase of Evan's Coal Company. Under the new term, the $25,000,000 promissory note and 2% finders fee were canceled.
The Company recognized a gain on the extinguishment of this debt amounting to $25,183,147 which was credited to operations and included in net gain on modification of acquisition.

.	During the six months ended September 30, 2010, the Company issued a total of 2,461,745 shares of its common stock to officers, employees and consultants. These shares were valued at their respective trading price on date of issuance totaling
$3,488,638, which was charged to operations.

.	During the six months ended September 30, 2010, the Company issued 140,000 shares of its common stock in cancellation of past due professional fees. The Company valued the shares at their respective trading price on date of issuance and recognized a gain of $4,272 on the debt cancellation.

.	In May 2010, the Company purchases a commercial building for $975,000. Under the terms of the agreement, the Company made a down payment of $20, 956 (See Note 8).

.	In May 2010, the Company authorized the issuance of 25,000 shares of its common stock to a director as interest in connection with a $100,000 loan he made to the Company. The 25,000 shares were valued at their respective market value on the date of issuance totaling $32,000 which is being amortized and charged to operations over the six-month term of the loan.
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

(See accompanying notes to financial statements)

AMERICAS ENERGY COMPANY NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2010

(UNAUDITED)

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

Since acquiring Evans, the Company determined that the reserves actually received in the acquisition were less than what was expected. Based upon the new information, management initiated negotiations with Evans requesting a modification to the purchase price and terms of the original agreement. Pursuant to the agreed upon modifications, Evans agreed to cancel the $25,000,000 promissory note present valued at $19,535,854 and the 2% overriding royalty valued at $5,647,293 in exchange for granting the former shareholders of Evans a $2 per ton royalty on all coal produced from the leases acquired as a result of this agreement, excluding the Cardinal lease on which a royalty of $1 per ton will be paid. As of September 30, 2010, the Company recorded a gain on the modification of $12,763,252 which is comprised of the de-recognition of liabilities totaling $25,183,147 less $12,419,895, the adjusted value of reserves acquired. (See Note 8).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of September 30, 2010, and the results of its operations and cash flows for the three months ended then ended. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. However, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010 filed with the Commission on July 14, 2010.

The accompanying unaudited condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. As shown in the accompanying financial statements the Company has an accumulated deficit since its inceptions (July 13, 2009) of $3,752,403 and a working capital deficit of $3,169,056 as of September 30, 2010.

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

AMERICAS ENERGY COMPANY NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2010

(UNAUDITED)

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

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash balances at two financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2010, the Company exceeded its FDIC limits by $44,204.

Accounts Receivable – Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company evaluates the need for an allowance for doubtful accounts based on review of historical write-off experience and industry data. As of September 30, 2010, there was no allowance for doubtful accounts, since all of the Company’s receivables were subsequently collected.

Advanced Mining Royalties – Lease rights to coal lands are often acquired in exchange for royalty payments. Advance mining royalties are advance payments made to lessors under terms of mineral lease agreements that are recoupable against future production. These advance payments are deferred and charged to operations as the coal reserves are mined. The Company regularly reviews recoverability of advance mining royalties and establishes or adjusts the allowance for advance mining royalties as necessary using the specific identification method. In instances where advance payments are not expected to be offset against future production royalties, the Company establishes a provision for losses on the advance payments that have been paid and the scheduled future minimum payments are expensed and recognized as liabilities. Advance royalty balances are charged off against the allowance when the lease rights are either terminated or expire. As of September 30, 2010, the Company had advanced royalties totaling $124,000, which is included on the balance sheet in prepaid expenses.

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

AMERICAS ENERGY COMPANY NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2010

(UNAUDITED)

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

Goodwill was $742,000 as of September 30, 2010 and was acquired January 21, 2010 in connection with the Company’s reverse Merger of AECO.

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

AMERICAS ENERGY COMPANY NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2010

(UNAUDITED)

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

Share-Based Compensation – The Company measures and records compensation expense for all share-based payment awards to consultants, employees and directors based on estimated fair values. Additionally, compensation costs for share-based awards are recognized over the requisite service period based on the grant-date fair value. Loss Per Share – The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, formerly SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Potential common shares at September 30, 2010 comprised of 9,000,000 Warrants.

2. Recent Accounting Pronouncements

In August 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-22 (ASU 2010-22), Accounting for Various Topics - Technical Corrections to SEC Paragraphs - An announcement made by the staff of the U.S. Securities and Exchange Commission. This Accounting Standards Update amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics. The Company does not expect the provisions of ASU 2010-22 to have a material effect on its financial position, results of operations or cash flows.

In August 2010, the FASB issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The Company does not expect the provisions of ASU 2010-21 to have a material effect on its financial position, results of operations or cash flows.

AMERICAS ENERGY COMPANY NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2010

(UNAUDITED)

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The amendments in this Update are to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The disclosures about activity that occurs during the reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company does not expect the provisions of ASU 2010-20 to have a material effect on its financial position, results of operations or cash flows.

3. Concentration of Credit Risk

Significantly, all of the Company’s revenues during the three months ended and six months ended September 30, 2010 were derived from five customers of whom two customers purchased approximately 85% of the Company’s total coal sales for the period. Trade receivables at September 30, 2010 totaling $290,429 were due from two customers of which one owed $234,739 of the total.

All of the Company’s coal mining during the period was subcontracted to two operators.

4. Property, Plant, Equipment and Mining Development

Property, plant, equipment, and mining development at September 30, 2010 consist of the following:

	Useful	September 30,

	Life	2010

Land	-	$244,348

Mining properties		17,540,377

Mining and transportation equipment	5 to 10 years	4,562,740

Building and improvements	5 to 20 years	778,251

Trucks held under capital leases	3 years	49,439

Office equipment and furnishings	3 to 5 years	21,298

		22,196,453

Less accumulated depreciation and depletion		(396,434)

		$22,800,019

Depreciation expense for the three and six months ended September 30, 2010 totaled $237,798 and $361,293, respectively. Depletion expense for the three and six months ended September 30, 2010 totaled $11,242 and $21,863, respectively.

As discussed in Note 1, the fair value of mining properties acquired in the Evans acquisition were reduced in September 2010 by $12,419,895.

5. Deposits and Other Assets

On March 30, 2010, the Company entered into a non-binding letter of intent to purchase all of the outstanding shares of Proton Power, Inc., and subsidiaries located in Lenoir City, Tennessee, for the purpose of diversification into new energy production technologies. As of September 30, 2010, the Company has made good faith deposits in the amount of $250,000. The final terms of the purchase were still under negotiations as of September 30, 2010. During the six months ended September 30, 2010, the Company paid $116,000 as deposits and good faith payments on acquisition of various leases of coal properties, As of September 30, 2010, the final term of these leases were still under negotiation and the $116,000 was included in deposits as reflected on the Company’s balance sheet.

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

AMERICAS ENERGY COMPANY NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2010

(UNAUDITED)

Under the new agreement with the former shareholder of Evans, the certificate of deposits remain in place until the related reclamation has been completed and releases have been obtained as to the respective pledged permit. The principal of an unsecured certificate of deposit may be used to secure future Evan Coal Company permits. Commencing September 1, 2010, all interest earned on the certificates of deposit will be paid to the former shareholder of Evans.

6. Accrued Expenses

Accrued expenses and other liabilities consisted of the following:

	September 30,	March 31,
	2010	2010

Accrued royalties	$151,897	$58,509
Accrued taxes payable	26,853	29,590
Employee benefits	31,032	31,031
Accrued insurance	56,852	13,705

Total accrued expenses and other current liabilities	$266,634	$132,835

7. Obligations Under Capital Lease

The Company is leasing two Ford F150 trucks under capital leases. The assets and related obligations have been recorded at the present value of the minimum lease payments. The capitalized costs of the trucks are $49,439, which is being depreciated over their estimated useful lives of 3 years. The leases are payable in payments of $3,883 per quarter. The imputed interest rate on the capital leases is 6%. The discounted balance due on the leases at September 30, 2010 totaled $39,064. The net book of the value of these leased trucks as of September 30, 2010 amounted to $37,861, which is net of accumulated depreciation of $11,578.

Minimum future lease payments under the capital lease as of September 30, 2010 and for each year of the lease is as follows:
2011	$15,534
2012	15,534
2013	9,653
2014	1,980

Total minimum future lease payments	42,701
Less: amount representing interest	(3,637)

Present value of minimum
Future lease payments	$39,064

Imputed interest charged to operations on these leases for the three and six month period ended September 30, 2010 amounted to $766 and $2,123, respectively. Depreciation expense on the leased trucks for the three and six month period ended September 30, 2010 totaled $4,120 and $8,240, respectively, and are included in accretion, depreciation and depletion expense in the accompanying condensed consolidated statements of operations.

AMERICAS ENERGY COMPANY NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2010

(UNAUDITED)

8. Notes and Loans Payable Evans Coal Corp.

On March 31, 2010, the Company finalized its acquisition of all of the outstanding shares of Evans Coal Corp (“ECC”). Pursuant to the terms of the purchase, the Company issued a $25,000,000 promissory note. Based on the terms of the Note, the face value of $25,000,000 was inclusive of imputed simple interest at the applicable Federal Rate of 4.37% . In accordance with ASC 835, the Company present valued the obligation utilizing a fair market rate of 6.34% to $18,974,900.

As discussed in Note 1, the former shareholders of Evans and the Company agreed to modify the terms of the purchase agreement. Under the new terms, the $25,000,000 promissory note and a 2% overriding royalty were cancelled in exchange for granting the former shareholders of Evans a $2 per ton royalty on all coal produced on existing Evan Coal Corp leases with the exception of the Cardinal lease, where a $1 per ton is to be paid on production. . In addition, the Company recognized a gain on the modification of 12,763,252 that was recorded as other income. The $12,763,252gain consisted of the balance of the note amounting to $19,535,854, the balance of the 2% overriding royalty of $5,647,293 less the decrease in reserves of $12,419,895.

During the three and six months ended September 30, 2010, the Company accrued imputed interest of $298,467 and $599,494, respectively, which was charged to operations. During the six months ended September 30, 2010, the Company paid $38,540 on the note based upon coal production.

As part of the aforementioned Acquisition Agreement, the Company assumed a note payable to the former President of ECC in the amount of $1,198,685. The note is non-interest bearing and due on demand. (See Note 6)

Bledsoe Acquisition – Related party

On July 27, 2009, the Company entered into an Assignment of Mineral Lease with RJCC#1 (“RJCC”), a Tennessee Partnership whereby RJCC agreed to assign their interest in mineral leases located in Bledsoe County Tennessee in exchange for $1,250,000. Pursuant to the original terms of the agreement, $25,000 was paid upon execution of the Agreement and the remaining balance is payable in 49 monthly installments of $25,000 each beginning on January 1, 2010. As the terms of the Agreement did not provide for interest on the installments, In accordance with ASC 835, the Company imputed interest using an effective annual interest rate of 6% and discounted the balance due to $1,086,801.

RJCC and the Company agreed to modify the terms of the lease and suspend future monthly payments until such time as the Company's operations allow for payments to be reinstated.

Imputed interest charged to operations for the three and six months ended September 30. 2010, totaled $121,540 and $136,617, respectively. The balance of the obligation at September 30, 2010, totaled $1,086,671.

Note Payable – Related Party

On May 2010, the Company borrowed $500,000 from a shareholder that is evidenced by a Promissory Note. Under the original terms of the note, the loan was assessed interest at an annual rate of 10%, and is secured by the Company’s assets. The principal and accrued interest were initially fully due and payable on September 1, 2010; however, the note holder agreed to extend the maturity date to March 1, 2011 and reduce the interest rate to 8% per annum. Accrued interest for the three and six months ended September 30, 2010 totaled $18,082 and $12,603, respectively, which was charged to operations. The balance of the obligation as of September 30, 2010 amounted to $518,082.

Mortgage Payable

On May 10, 2010, the Company acquired a commercial building where its corporate offices are now located. The property was purchased for $975,000 and included a down payment of $20,956. The remaining balance of $962,763 is assessed interest at an annual rate of 6.54% and is payable in 60 monthly installments of $6,985 commencing August 10, 2010. An additional payment of $63,015 is due on October 10, 2010 with the remaining principal balance and accrued interest of approximately $764,756 is fully due and payable on April 10, 2015. Interest charged to operations on this obligation for the three and six months ended September 30, 2010 totaled $20,930 and $12,212.

AMERICAS ENERGY COMPANY NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2010

(UNAUDITED)

9. Convertible Notes Payable - Related Party

On May 19, 2010, the Company received $100,000 from one of its directors through the issuance of a convertible promissory note. The note matures on November 17, 2010. Under the terms of the note, the Company issued 25,000 shares of its common stock as interest. The common shares were valued at their respective trading price on the date of the loan amounting to $32,000, which was charged to prepaid expense and is being amortized over the six-month term of the loan. Amortized interest charged to operations during the three and six months ended September 30, 2010 totaled $23,560 and $16,175, respectively. While the loan is outstanding, the director has the option to convert all or a portion of the $100,000 due into shares of the Company’s common stock at a conversion price of $0.75 per share.

As the conversion price was less the trading price of the Company’s common stock on the date of the note, the Company recognized a beneficial conversion feature of $70,666 pursuant to ASC Topic 470-20 “Debt with conversion and other Options” that was recorded as a discount against the $100,000 principal balance due with an offsetting credit to equity. The discount is amortized and charged to operations over the six month terms of the loan using the effective interest method. The amount of discount that was amortized and charged to operations during the three and six months ended September 30, 2010 totaled $50,617 and $36,153, respectively.

10. Asset Retirement Obligation

As of September 30, 2010, the Company had recorded asset retirement obligation accruals for mine reclamation and closure costs totaling $1,324,224. These regulatory obligations are secured by certificates of deposit.

Changes in the asset retirement obligations from continuing operations were as follows:

Total asset retirement obligation at March 31, 2010	$1,296,674
Accretion for the period	56,020
Expenditures during the period	(14,835)
Total asset retirement obligations at September 30, 2010	$1,337,859
Less current portion	-0-
Long-term portion	$1,327,859

11. Other Non-Current Liabilities

In March 2010, the Company recorded accrued royalties in the amount of $5,647,292 pursuant to the terms of the original purchase agreement with Evans. As discussed in Notes 1 and 8, the accrued royalty was canceled pursuant to the new agreement between the former shareholder, and $5,647,292 was credited to operations and is included in gain on acquisition modification.

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

AMERICAS ENERGY COMPANY NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2010

(UNAUDITED)

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

The methodology described above may produce a current fair value calculation that may not be indicative of net realizable value or reflective of future fair values. If readily determined market values became available or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts. The Company believes its method of determining fair value is appropriate and consistent with other market participants. However, the use of different methodologies or different assumptions to value certain financial instruments could result in a different estimate of fair value. The following table presents the fair value of financial instruments that are measured and recognized on a non-recurring basis classified under the appropriate level of the valuation hierarchy described above, as of September 30, 2010:

Liabilities measured
at fair value at		Level 1		Level 2	Level 3	Total
June 30, 2010

Nonrecurring:
Notes payable	$		-0-	$2,604,821	$-0-	$2,604,821
Convertible note			-0-	79,951		79,951
Loans payable - other			-0-	1,198,685	-0-	1,198,685

AMERICAS ENERGY COMPANY NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2010

(UNAUDITED)

13. Stockholders Equity

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

During the three months ended September 30, 2010, the Company issued 161,745 shares of its common stock its officers and employees as part compensation for services rendered during the period. The fair value of the shares issued was $77,638 (See Note 16 Related Party Transactions).

During the three months ended September 30, 2010, the Company issued a total of 875,000 shares of its common stock for consulting services. The fair value of the shares issued was $646,500.

During the three months ended September 30, 2010, the Company issued a total of 140,000 shares of its common stock in cancellation of $67,764 due for past due professional services. The Company recognized a gain of $4,272 on the debt cancellation which was credited to operations and is included in gain from extinguishment of debt,

The following is a schedule of warrants outstanding as of September 30, 2010:
		Weighted	Weighted
		Average	Average	Aggregate
	Warrants	Exercise	Remaining	Intrinsic
	Outstanding	Price	Life	Value
Balance, July 13, 2009	-	$-	-		$-
Warrants granted	9,000,000	0.75	3 Years		-
Warrants expired	-	-			-

Balance, September 30, 2010	9,000,000	$ 0.75	3 Years		$-

All the warrants are available for exercise at September 30, 2010.

AMERICAS ENERGY COMPANY NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2010

(UNAUDITED)

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

At September 30, 2010, the Company had a total of approximately $5,000,000 of federal and state net operating losses subject to the limitations imposed by the change in control under Internal Revenue Code Section 382. These losses can be utilized to offset future taxable income. An allowance of $934,250 has been provided to reduce the tax benefits accrued by the Company for these operating losses to zero as it cannot be determined when, or if, the tax benefits derived from these losses will materialize. Timing differences between expenses deducted for income tax and deducted for financial reporting purposes are insignificant and have no material impact to the differences in the reporting of income taxes. During the period ended September 30, 2010,

Deferred tax liabilities are summarized below:
Deferred tax liability
Property, plant
and equipment	$ 15,375

The provision for income tax expense for the six months ended September 30, 2010 are as follows:

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

Minimum Royalty Payments

The Company has future minimum royalty commitments under coal lease agreements at September 30, 2010 they were as follows:

Year ending March 31:
2011		$126,000
2012		126,000
2013		126,000
2014		126,000
2015		126,000
2016	and Thereafter	403,000

		$1,033,000

Certain coal leases do not have set expiration dates but extend until completion of mining of all merchantable and minable coal reserves. We have assumed a period of ten years for this table.

AMERICAS ENERGY COMPANY NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2010

(UNAUDITED)

16. Related Party Transactions

On May 19, 2010, the Company borrowed $100,000 from one of its directors in exchange for issuing a convertible promissory note. In connection with the loan, the Company issued the director 25,000 shares of its common stock (See Note 8).

During the three months ended September 30, 2010, officers and certain employees agreed to take a temporary 30% reduction in monetary wages and in its stead, received shares of the Company’s common stock through its 2010 Employee and Consultant Stock Plan. During the three months ended September 30, 2010, 61,745 shares of common stock were issued to officers and employees. These shares were valued at their trading price on the respective date of issuance and totaled $77,638.

17. Subsequent Events

On October 29, 2010, the Company issued a former director, David Nelson 200,000 common shares as compensation for his past service.

On October 29, 2010, the Company issued an employee, Hersh Hayden, 100,000 common shares as compensation for services.

AMERICAS ENERGY COMPANY- AECO

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following contains forward-looking statements that involve risks and uncertainties, as described below. Americas Energy Company-AECo (previously known as Trend Technology Corporation) (the “Company”, “we”, “us” or “our”) actual results could differ materially from those anticipated in these forward-looking statements. The following discussion should be read in conjunction with the unaudited financial statements and notes thereto and the Plan of Operation included in this Quarterly report on Form 10-Q for the period ended September 30, 2010. Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

AMERICAS ENERGY COMPANY- AECO

Financial Condition and Results of Operations

The following should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Explanatory Note

On January 21, 2010, Americas Energy Company, a private Nevada corporation. (“AEC”) and Americas Energy Company-AECo, (formerly Trend Technology Corporation) (“AECo”) merged, with AECo continuing as the surviving legal corporation of the Merger. For accounting purposes, the Merger is treated as a “reverse acquisition” with AEC considered the accounting acquirer. Accordingly, AEC’s historical financial statements are included in periodic filings of AECo subsequent to the Merger. The financial results for the reporting period ended September 30, 2010 include only that period and therefore, no year-over-year results are available for comparison.

During the three month period ended September 30, 2010, we have generated $2,147,843 in total revenue which is comprised of coal sales of $2,142,717 and oil sales of $5,126. Our primary revenue source is derived through internal mining activities on our permitted leases and represents approximately 88% of our total revenue. In addition to our internal mining activities, we also generated revenue through acquiring coal from third parties for sale and from our oil production. As we continue to acquire and expand our mineral rights, we anticipate increases in our future production capacity to result in revenue growth.

Our operating expenses totaled $16,746,370 and primarily consisted of $12,419,894 impairment loss; and further consisted of costs directly attributable to coal sales, accretion, depreciation, and depletion, compensation, professional fees and general and administrative costs. During the three month period ended September 30, 2010 our cost of coal sales was $2,822,227 or 17% of total operating expenses. Accretion, depreciation, and depletion totaled $277,519. Compensation expense includes salaries to our executives and administrative staff and related employee costs. Our compensation expense was $962,766 for the period. We incurred $189,048 in professional fees for the period which include legal and accounting fees related to our regulatory reporting requirements. Our general and administrative expenses totaled $74,925 and consist of normal office related expenses.

We experienced a loss from operations of $ 14,598,527 for the three month period ended September 30, 2010. Other income and expense totaled $24,695,143 and is primarily the result of gain on the extinguishment of debt in the amount of $25,187,143 resulting from the renegotiated agreement which occurred on our note related to our acquisition of ECC.

On March 31, 2010, the Company acquired all of the outstanding shares of Evans Coal Corp. (“Evans”) In exchange for $7,000,000 in cash, a $25,000,000 promissory note and a 2% overriding royalty on all coal sales generated from the properties acquired from Evans.

Since acquiring Evans, the Company determined that the reserves actually received in the acquisition were less than what was expected. Based upon the new information, management initiated negotiations with Evans whereby requesting a modification to the purchase price and terms of the original agreement. Pursuant to the agreed upon modifications, Evans agreed to cancel the $25,000,000 promissory note present valued at $19,535,854 and the 2% overriding royalty valued at $5,647,293 in exchange for granting the former shareholders of Evans a $2 per ton royalty on all coal produced from the leases acquired as a result of this agreement, excluding the Cardinal lease on which a royalty of $1 per ton will be paid. As of September 30, 2010, the Company recorded a gain on the modification of $12,763,252 which is comprised of the de-recognition of liabilities totaling $25,183,147 less $12,419,895, the adjusted value of reserves acquired.

AMERICAS ENERGY COMPANY- AECO

Liquidity and Capital Resources

For the three month period ended September 30, 2010, net cash provided by operating activities totaled $166,423. Net cash used in investing activities totaled $955,209, which included $253,265 coal and oil development costs, $265,000 in deposits, and 179,345 for the purchase of equipment. Financing activities provided a total of $551,533, which included $500,000 in proceeds from a note payable. The resulting change in cash for the period was a decrease of $237,253; cash at the beginning of the period totaled $542,331, the decrease resulted in $305,078 in cash at the end of the period ending September 30, 2010.

Critical components of our operating plan impacting our continued existence are the net revenue to be generated from the production and sale of coal and oil and the ability to obtain additional capital through additional equity and/or debt financing. Over the next twelve months we believe that our existing capital and funds from the production and sale of coal and oil will not be sufficient to sustain operations at current levels.

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

AMERICAS ENERGY COMPANY- AECO

Evans Coal Corporation – Settlement Agreement

As of March 31, 2010, the parties agreed that the material terms of the Purchase agreement were met and full ownership and control of Evans Cole Corp., a Kentucky corporation transferred to Americas Energy Company-AECo “AENY” as a wholly owned subsidiary.

As of that date AENY had paid the full amount due of $7,000,000 of the purchase price and executed the required $25,000,000 promissory note.

The $25,000,000 note was to be paid at the rate of $5.00 per short ton of coal mined, sold and shipped from the leaseholds of Evans. Minimum payments of at least $500,000 per quarter were to be made commencing March 31, 2011. The $25,000,000 is secured by a promissory note and the note Matures on March 5, 2025. In addition to the purchase price a separate finder’s fee is to be paid as a 2% override to A.Y. Evans, Jr.

As of September 28, 2010, the parties related to the purchase of Evans Coal Corp. have agreed to revise some of the outstanding terms and obligations of the related agreements. A summary of those revised terms are as follows:

a.	The $25,000,000 promissory note is considered paid.

b.	Mr. A.Y. Evans Jr. released his finder's fees payable as a 2% override.

c.	Barbara Evans and A.Y. Evans forgive and release the Company from all sums unpaid by the Company prior to September 1, 2010 and release the Company from paying a minimum sum of production payments.

d.	A.Y. Evans, Jr. shall complete to Phase I standards the Rocky Branch, Darby and Kellioka, Kentucky permits reclamation and remove the designated five ponds on the Harlan seam level permits

e.	Barbara Evans and A.Y. Evans accept the single sum of $2.00 per clean ton on existing Evans Coal Corp. leases excluding the Cardinal lease, (payable $1 each to Barbara Evans and A.Y. Evans and/or their heirs) with the production payment commencing on September 1, 2010.

f.	Mr. A Y. Evans, Jr. and or his heirs shall additionally be paid $1 per clean ton on the Cardinal lease

g.	All outstanding certificates of deposit held in the name of Evans Coal Corp. on the existing Evans Coal Corp. permits and the accompanying reclamation bonds shall remain in place until the reclamation has been completed and releases obtained as to each permit. The principal of the CD's may be used to secure in the future new Evans Coal Corp. permits on Evans Coal leases.

h.	All certificates of deposit held in individual names shall be returned to those individuals upon completion of required reclamation work and release of those reclamation bonds.

i.	All the interest in certain CD's at First State Bank totaling an original value of $1,795,700 is being paid to Barbara Evans commencing September 1, 2010

j.	A General Warranty Bill of Sale free and clear of all liens was given to A Y. Evans, Jr. for the six pieces of equipment for the reclamation activities committed to and to be conducted by A Y. Evans, Jr.

k.	Production payments are secured by the leases and permits of Evans Coal Corp. as originally secured.

l.	Upon the release of all CD's at First State Bank, Pineville, Kentucky, the Company shall be released of any liens upon the equipment of the Company.

AMERICAS ENERGY COMPANY- AECO

Mining Status
i)	Upland Church-

	a)	Permits- 1 strip permit in the Hance coal seams, 1 strip permit in the Harlan seam and 2 deep mine permits, 1 in the Darby coal seam and the other in the Kelliokae coal seam. The Harlan seam is permitted for reclamation only resulting in zero production.

	b)	Mining Conditions- Clear Development, LLC is engaged to act as our contract miner on the property. With the exception of a substantial recoverable tonnage discrepancy, no problems were encountered in the mining.

	c)	Current status- Strip and auger mining on the existing surface permit were finished in October 2010 with a total production of approximately 82,000 short tons of coal. The reduced production resulted in a deficit of more than 500,000 producible tons. Clear Development is currently reclaiming the surface mine in the Hance seams.

ii)	Hwy 92

	a)	Permits- 1 strip and auger permit allowing production in both the Rooster (2 seams- upper and lower) and the Dean seam.

	b)	Mining Conditions- Black Diamond Energy, Inc. is engaged to act as our contract miner on the property. Upon completion of the first pit of strip and auger coal Black Diamond indicated that the coal in the Rooster Seams had pinched down to a level that was not mineable and merchantable and that drilling indicated that the lower Rooster seam of coal was not present in their advance drilling program. Black Diamond indicated that the Dean seam also was showing only in 3 out of 10 holes drilled for seam confirmation. The lack of coal in Rooster and Dean seams have resulted in total production of approximately 12,000 tons. Our engineers have determined that the shortfall in estimated permitted surface reserves to be approximately 1,200,000 tons.

	c)	Current status- Black Diamond continues to operate in limited capacity on the Dean seam producing approximately 1,800 tons per month. AENY has determined that the Rim (aka Jellico) seam remains viable as mineable and merchantable for strip, auger and Underground mining.

iii)	Artemus

	a)	Leases- During our title work on this property we found discrepancies in title to the property and had to negotiate a settlement with three heirs, and sue for quiet title on two unknown heirs. The majority of the Estimated Recoverable Underground tonnage is situated on properties that was represented to be leased by Evans Coal, but were in fact verbal agreements that will require AENY to acquire a leasehold interest. Our engineers estimate that the present tonnage for the Underground mines are 1.6 million tons in the Lily seam and 1.8 million tons in the Jellico seam representing a potential net loss of 34 million tons of coal from prior estimates in the event the verbal agreements are not perfected.

	b)	Permits- Issued on April 1, 2010. The permits included were surface, auger and deep permits for the Jellico, Blue Gem and Lily seams.

	c)	Mining Conditions- Black Diamond Energy, Inc. was initially hired as a contract miner for the

AMERICAS ENERGY COMPANY- AECO

Jellico surface and auger mining. Production in the Jellico seam resulted in a review of the mining ratios. Excessive ratios required an amendment to the mining plan changing planned surface mine area to auger mine area.

d) Current status- Black Diamond Energy, Inc. is completing reclamation on the property disturbed while mining the Jellico seam. Clear Development, LLC has been engaged as the contract miner on the Lily seam. Clear estimates production in the Lily seam by strip and auger to be approximately 12,000 tons per month.
iv)	Breathitt County

	a)	Permits- Exploration permit is being prepared.

	b)	Mining Conditions- to be determined by exploration.

	c)	Current status- Pending exploration

Analysis

Our current mining operations are limited to surface mining on the Artemus - Lily Seam by Clear at approximately 12,000 tons per month and surface mining on the HWY 92 - Dean seam by Black Diamond at approximately 1,800 tons per month. Revisions to the Evans Coal have improved the per ton profitability for mining operations and eliminated the burden of minimum payments which would have compelled higher production rates. We have also gained the continued use of certificates of deposit as security bonding for reclamation. The potential exists that total purchase price of Evans coal could exceed the terms of the original transaction based on total tonnage mined through the life of the leases.

The improved economics provide a new opportunity to increase the current mining operations on our existing permits. We are currently consulting and negotiating with Clear and Black Diamond to expand operations.

AMERICAS ENERGY COMPANY- AECO

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4 - Controls and Procedures Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.

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

AMERICAS ENERGY COMPANY- AECO

Part II OTHER INFORMATION Item 1 Legal Proceedings

No legal proceedings were initiated or served upon the Company in the period ending September 30, 2010.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

On October 29, 2010, the Company issued a former director David Nelson 200,000 common shares as compensation for his past service.

On October 29, 2010, the Company issued an employee, Hersh Hayden, 100,000 common shares as compensation for services.

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

Item 3 Defaults upon Senior Securities
None, for the period ending September 30, 2010
Item 4 (Removed and Reserved)
None, for the period ending September 30, 2010
Item 5 Other Information
None, for the period ending September 30, 2010

AMERICAS ENERGY COMPANY- AECO

Item 6 Exhibits

Americas Energy Company- AECo includes by reference the following exhibits:

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Amended Articles of Incorporation - Name Change to Americas Energy Company, filed October 14, 2009 (2)

4.1	Form of Warrant - filed on Form 10-K as Exhibit 4.1 on July14, 2010

4.2	Americas Energy Company-AECo 2010 Employee and Consultant Stock Plan - filed on Form S-8 as Exhibit 4.1 on August 13, 2010

14.1	Code of Business Conduct and Ethics - filed on Form 10KSB as Exhibit 14.1 on June 28, 2005

10.1	Agreement and Plan of Merger, as amended January 21, 2009 - between

Americas Energy Company - AECo (PubCo) and Americas Energy Company - AECo (Private) (2)

10.2	Agreement - Assignment of Leases and Permits, between Americas Energy Company and Evans Coal Corporation, dated July 17, 2009 (2)

10.3	Agreement - Assignment of Mineral Lease, between Americas Energy Corporation and RJCC Group 1, dated July 27, 2009 (2)

10.4	Agreement - Letter of Intent, between Americas Energy Corporation and D and D Energy, Inc., dated July 7, 2009 (2)

10.5	Agreement - Letter of Intent, between Americas Energy Corporation and Evans Coal Corporation, dated November 5, 2009 (2)

10.6	Agreement - Agreement for the Sale of all Shares in Evans Coal Corp., between Americas Energy Corporation and Barbara Evans, widow and not married, and Evans Coal Corporation, dated February 6, 2010 (3)

10.7	Agreement- Confidential Settlement Agreement, Release and Covenant not to Sue, between Americas Energy Company-AECo, Evans Coal Corporation, Mrs. Barbara Evans and A.Y. Evans, Jr. dated September 28, 2010(4)

(1) Filed with the Registrant’s Registration Statement on Form 10SB, October 07, 2004 (2) Filed with Registrant’s Current Report on Form 8K, January 27, 2010 (3) Filed with Registrant’s Quarterly Report on Form 10-Q, February 18, 2010 (4) Filed with Registrant’s Current Report on Form 8K, October 12, 2010

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

Date: November 22, 2010
By: /s/ Christopher L. Headrick
Christopher L. Headrick, President Principal Executive Officer Principal Financial Officer