Form 10-Q
period 2010-12-31
AMERICAS ENERGY Co - AECO
filed 2011-02-22
CIK 1137239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission file number:  00-50978

Americas Energy Company-AECo
(Exact name of small business issuer as specified in its charter)

Nevada	98-0343712
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

243 N. Peter Road
Knoxville, Tennessee 37823
(Address of principal executive offices)

(865) 238-0668
(Registrants telephone number, including area code)

____________________________________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes   ☒ No

The number of shares outstanding of each of the issuer's classes of common equity as of December 31, 2010:   79,212,617 shares of common stock

Americas Energy Company
(Formerly Trend Technology Corporation)

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

AMERICAS ENERGY COMPANY - AECo
(Formerly Trend Technology Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2010	2010
	(Unaudited)
ASSETS
Current assets
Cash	$26,408	$542,331
Trade receivables	269,651	256,377
Other receivables	10,000	-
Prepaid expense	191,184	103,913
Deferred tax asset	-	718,150
Total current assets	497,243	1,620,771

Property, plant, equipment and mining development - net	22,772,959	33,963,696

Other assets
Deposit	363,500	100,000
Certificates of deposit - pledged	1,580,508	1,580,508
Goodwill	742,000	742,000

TOTAL ASSETS	$25,956,210	$38,006,975

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Accounts payable	$1,457,676	$296,013
Accrued expenses	98,529	132,835
Convertible debenture	100,000	-
Current maturities of long-term debt	722,659	859,814
Current portion of capital lease obligations	13,731	13,091
Loans payable	1,198,685	1,198,685
Total current liabilities	3,591,280	2,500,438

Asset retirement obligations	1,338,642	1,296,674
Accrued royalty	-	5,676,000
Deferred tax liability - long-term	15,375	15,375
Long-term portion of capital lease obligations	21,587	31,736
Long-term debt	1,014,069	19,140,141
Total long-term liabilities	2,389,673	26,159,926

Total liabilities	5,980,953	28,660,364

Commitments and contingencies	-	-

Stockholder's equity
Common stock; $0.0001par value; 100,000,000 shares
authorized; 79,212,617 issued and outstanding at December 31, 2010	7,921	7,052
and 70,5245,595 shares issued and outstanding on March 31, 2010
Additional paid in capital	24,440,011	19,066,614
Retained deficit	(4,472,675)	(9,727,055)
Total stockholder's equity	19,975,257	9,346,611

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$25,956,210	$38,006,975

(See accompanying notes to financial statements)

AMERICAS ENERGY COMPANY - AECo
(Formerly Trend Technology Corporation)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

				From Inception
	For the Three Months Ended		For the Nine	(July 13, 2009)
	December 31,		Months Ended	Through
	2010	2009	December 31, 2010	December 31, 2009
REVENUES
Coal sales and related income	$764,033	$990,560	$6,522,570	$990,560
Other income	10,897	22,075	31,504	22,075
Total revenues	774,930	1,012,635	6,554,074	1,012,635

OPERATING EXPENSES
Cost of sales (exclusive of accretion, depreciation and depletion)	461,871	838,042	6,479,645	885,551
Impairment loss	-	-	12,419,894	-
Accretion, depreciation and depletion	98,283	11,340	537,459	12,043
Compensation expense	652,043	73,652	4,676,495	300,689
Professional fees	57,313	13,610	335,708	16,414
General and administrative expenses	98,382	90,996	355,752	114,134
Total operating expenses	1,367,892	1,027,640	24,804,953	1,328,831

Loss from operations	(592,962)	(15,005)	(18,250,879)	(316,196)

OTHER INCOME (EXPENSES)
Interest income	7,154	-	25,091	-
Interest expense	(144,449)	(5,992)	(999,084)	(28,305)
Gain on disposition of asset	7,926	-	7,926	-
Gain on extinguishment of debt	2,058	-	25,189,476	-
Total other income (expenses)	(127,311)	(5,992)	24,223,409	(28,305)

INCOME (LOSS) BEFORE INCOME TAXES	(720,273)	(20,997)	5,972,530	(344,501)

PROVISION FOR INCOME TAXES	-	-	(718,150)	-

NET INCOME (LOSS)	$(720,273)	$(20,997)	$5,254,380	$(344,501)

PER SHARE DATA
Basic and diluted loss per common share	$(0.01)	$(0)	$0.07	$(0)

Weighted average common shares outstanding	77,431,451	53,524,595	73,714,024	53,524,595

(See accompanying notes to financial statements)

AMERICAS ENERGY COMPANY - AECo
(Formerly Trend Technology Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

		From Inception
	For the Nine	(July 13, 2009)
	Months Ended	Through
	December 31, 2010	December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$5,254,380	$(344,501.0)
Adjustment to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Gain on extinguishment of debt	(25,187,419)	-
Impairment loss	12,419,894	-
Gain on disposal of asset	(7,927)	-
Accretion, depreciation and depletion	537,459	12,043
Sharers issued for services	4,044,738	200,000
Amortization of discount on convertible debentures	70,666	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(13,274)	(339,358)
Decrease in prepaid expenses	(35,818)	(38,285)
Decrease in deferred tax asset	718,150	-
Increase in accounts payable	1,505,220	357,495
Increase in accrued expenses	(53,455)	123,847
Accrued interest expense added to principal	750,554	2,691
Net cash provided by (used in) operating activities	3,168	(26,068)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(306,675)	(19,454)
Proceeds from insurance recovery on equipment	93,100	-
Purchase of building and improvements	(47,599)	-
Coal and oil development costs	(481,547)	(996,371)
Loans to unrelated third party	(10,000)	-
Deposits	(262,500)	-
Net cash used in investing activities	(1,015,221)	(1,015,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	100,000	-
Proceeds from note payable	500,000	1,350,000
Loan fees	-	(35,000)
Payment of obligation under capital lease	(9,509)	-
Payments on accrued royalties payable	(28,708)	-
Payment on note payable	(65,653)	(8,791)
Net cash provided by financing activities	496,130	1,306,209

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(515,923)	264,316

CASH AND CASH EQUIVALENTS - beginning of period	542,331	-

CASH AND CASH EQUIVALENTS - end of period	$26,408	$264,316

(See accompanying notes to financial statements)

AMERICAS ENERGY COMPANY - AECo
(Formerly Trend Technology Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$177,864	$25,613

Income taxes paid	$-	$-

Supplemental disclosures of non-cash investing and financing activities:

In May 2010, the Company purchased a commercial building for $975,000. Under the terms of the agreement, the Company made a down payment of $20,956 (See Note 8).

In May 2010, the Company issued 25,000 shares of its common stock to a director as interest in connection with a $100,000 loan he made to the Company. The 25,000 shares were valued at their respective market value on date of issuance totaling
$32,000 which being amortized and charged to operations over the six month term of the loan. The director has the right to convert all or a portion of the $100,000 loan into common shares of the Company at a conversion price of $0.75 per share.
The Company recognized a beneficial conversion feature of $70,666 which was accounted for a discount against the $100,000 principal balance of the note.
The discount is being amortized and charged to interest expense over the six month term of the loan (See Note 8).

In September 2010, the Company negotiated a new agreement with the shareholders of Evans Coal Company relating to the purchase of Evans. Under the new terms, the $25,000,000 promissory note and 2% finders fee were canceled. The Company recognized a fain on the extinguishment of this debt amounting to $25,183,147 which was credited to operations and included in the net gain on modification of acquisition.

On October 25, 2010, the Company authorized the issuance of 5,000,000 shares of its common stock in exchange for the cancelation of its obligation to RJCC Group totaling
$1,168,164 on the acquisition of the mineral rights on the Bledsoe property. RJCC Group is owned by an officer of the Company and the $1,168,164 was credited to equity on the debt cancelation.

During the nine-months ended December 31, 2010, the Company issued a total of 3,486,320 shares of its common stock to officers, employees and consultants.
These shares were valued on their respective trading price on date of issuance totaling $4,019,988, of which $4,002,738 was charged to operations and $17,250 was recorded as a prepaid expense.

During the nine-months ended December 31, 2010, the Company issued 176,702 shares of its common stock in cancelation of past due professional fees. The Company valued the shares at their respective trading price on date of issuance and recognized a gain of $4,272 on the debt cancelation.

In July 2009, the Company issued 33,000,000 shares of its common stock to its founding shareholders. The shares were valued at their estimated market value of $200,000, which was charged to operations as compensation.

In July 2009, the Company entered into an agreement to acquire mineral rights for the mining of coal from its Executive Vice President for payments totaling $1,250,000 of which the Company has paid $25,000. The remaining balance of $1,225,000 is payable in 49 monthly installments of $25,000 commencing in January 2010. As the terms of the purchase did not provide for interest on the installments, the Company imputed interest using an effective annual interest rate of 6% and discounted the remaining balance due to $1,061,801.
As discussed above, in October 25, 2010, the balance of this obligation totaling $1,168,164 was cancelled in exchange for the issuance of 5,000,000 shares of the Company's common stock.

In July 2009, the Company entered into an agreement to acquire an oil lease from an officer, who is also a director, for payments totaling $370,000 of which the Company has paid a total of $150,000. The remaining balance of $220,000 is payable upon the completion of the Company's due diligence.

(See accompanying notes to financial statements)

Americas Energy Company

Notes to Financial Statements

december 31, 2010

(Unaudited)

1.  Organization and Summary of Significant Accounting Policies

Nature of Operations – Americas Energy Company – AECo (“the Company”) was incorporated under the name of Trend Technology Corporation in the State of Nevada on February 16, 2001. On October 14, 2009, the Company changed its name to Americas Energy Company-AECo in anticipation of the acquisition of Americas Energy Company “(AECO”). The acquisition occurred on January 21, 2010 when the Company issued 33,000,000 shares of its common stock in exchange for receiving all of the outstanding shares of AECO. The transaction was accounted for as a reverse acquisition pursuant to ASC Topic 805-40 whereby AECO is the accounting acquirer and its operation continue to be reported as if it had actually been the acquirer.  AECO was organized in Nevada on July 13, 2009. In recording the acquisition, the Company valued the shares issued using the net book value of AECO and recorded $742,000 as goodwill, which represented the difference between the fair value of the common shares issued and the net assets of AECO.

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

Since acquiring Evans, the Company determined that the reserves actually received in the acquisition were less than what was expected. Based upon the new information, management initiated negotiations with Evans whereby requesting a modification to the purchase price and terms of the original agreement. Pursuant to the agreed upon modifications effective September 28, 2010, Evans agreed to cancel the $25,000,000 promissory note present valued at $19,535,854 and the 2% overriding royalty valued at $5,647,293 in exchange for granting the former shareholders of Evans a $2 per ton royalty on all coal produced from the leases acquired as a result of this agreement, excluding the Cardinal lease on which a royalty of $1 per ton will be paid. As of September 30, 2010, the Company recorded a gain on the modification of $12,763,252 which is comprised of the de-recognition of liabilities totaling $25,183,147 less $12,419,895, the adjusted value of reserves acquired (See Note 8).

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of December 31, 2010, and the results of its operations and cash flows for the nine months ended then ended. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. However, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010 filed with the Commission on July 14, 2010.

The accompanying unaudited condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. As shown in the accompanying financial statements the Company has an accumulated deficit since its inceptions (July 13, 2009) of $4,472,675 and a working capital deficit of $3,094,037 as of December 31, 2010.

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

december 31, 2010

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

Accounts Receivable – Accounts receivable are recorded at the invoiced amount and do not bear interest.  The Company evaluates the need for an allowance for doubtful accounts based on review of historical write-off experience and industry data.  As of December 31, 2010, there was no allowance for doubtful accounts, since all of the Company’s receivables were subsequently collected.

Advanced Mining Royalties – Lease rights to coal lands are often acquired in exchange for royalty payments. Advance mining royalties are advance payments made to lessors under terms of mineral lease agreements that are recoupable against future production. These advance payments are deferred and charged to operations as the coal reserves are mined. The Company regularly reviews recoverability of advance mining royalties and establishes or adjusts the allowance for advance mining royalties as necessary using the specific identification method. In instances where advance payments are not expected to be offset against future production royalties, the Company establishes a provision for losses on the advance payments that have been paid and the scheduled future minimum payments are expensed and recognized as liabilities. Advance royalty balances are charged off against the allowance when the lease rights are either terminated or expire. As of December 31, 2010, the Company had advanced royalties totaling $124,000, which is included on the balance sheet in prepaid expenses.

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

december 31, 2010

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

Goodwill was $742,000 as of December 31, 2010 and was acquired January 21, 2010 in connection with the Company’s reverse Merger of AECO.

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

december 31, 2010

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

Pneumoconiosis (Black Lung) Benefits – The Company is required by federal and state statutes to provide benefits to employees for awards related to black lung. Charges are made to operations for state black lung claims. The Company recognizes on its balance sheet the amount of the Company’s unfunded Accumulated Benefit Obligation (“ABO”) at the end of the year. Amounts recognized in Accumulated other comprehensive income (loss) are adjusted out of Accumulated other comprehensive income (loss) when they are subsequently recognized as components of net periodic benefit cost.

Convertible Debentures – If the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”).  A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense or equity (if the debt is due to a related party), over the life of the debt using the effective interest method.

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

Loss Per Share – The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, formerly SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Potential common shares at December 31, 2010 comprised of 9,000,000 Warrants.

2.  Recent Accounting Pronouncements

In January 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-01 (ASU 2011-01) Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  ASU 2011-01 temporarily delay the effective date of the disclosures about troubled debt restructurings.  The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated.  Currently, the guidance is anticipated to be effective for interim and annual period ending after June 15, 2011.    The Company does not expect the provisions of ASU 2011-01 to have a material effect on its financial position, results of operations or cash flows.

Americas Energy Company

Notes to Financial Statements

december 31, 2010

(Unaudited)

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-29 (ASU 2010-29) Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force).  The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments in the Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments in the Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The Company does not expect the provisions of ASU 2010-29 to have a material effect on its financial position, results of operations or cash flows.

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-28 (ASU 2010-28) Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issued Task Force).  The amendments in the Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  The qualitative factors are consistent with the existing guidance which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more like than not reduce the fair value of a reporting unit below its carrying amount.  For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  Early adoption is not permitted.  The Company does not expect the provisions of ASU 2010-28 to have a material effect on its financial position, results of operations or cash flows.

3.  Concentration of Credit Risk

Significantly, all of the Company’s revenues during the three months ended and nine months ended December 31, 2010 were derived from five customers of whom two customers purchased approximately 85% of the Company’s total coal sales for the period. Trade receivables at December 31, 2010 totaling $269,651 were due from two customers of which one owed $261,142 of the total.

All of the Company’s coal mining during the period was subcontracted to two operators.

4.  Property, Plant, Equipment and Mining Development

Property, plant, equipment, and mining development at December 31, 2010 consist of the following:

	Useful	December 31,
	Life	2010
Land	-	$244,348
Mining properties		17,540,377
Mining and transportation equipment	5 to 10 years	4,596,970
Building and improvements	5 to 20 years	778,251
Trucks held under capital leases	3 years	49,439
Office equipment and furnishings	3 to 5 years	21,298
		23,230,683
Less accumulated depreciation and depletion		(457,724)
		$22,772,959

Americas Energy Company

Notes to Financial Statements

december 31, 2010

(Unaudited)

Depreciation expense for the three and nine months ended December 31, 2010 totaled $64,788 and $426,081, respectively. Depletion expense for the three and nine months ended December 31, 2010 totaled $4,430 and $26,293, respectively. Depreciation expense for the three months ended December 31, 2009 totaled $2,742. Depreciation expense for the period from inception (July 13, 2009) through December 31, 2009 totaled $3,445. Depletion expense for the three and nine months ended December 31, 2010 totaled $4,430 and $26,293, respectively. Depreciation expense for the three months ended December 31, 2009 and for the period from inception (July 13, 2009) through December 31, 2009 totaled $7,776.

As discussed in Note 1, the fair values of mining properties acquired in the Evans acquisition were reduced in December 2010 by $12,419,895.

5.  Deposits and Other Assets

On March 30, 2010, the Company entered into a non-binding letter of intent to purchase all of the outstanding shares of Proton Power, Inc., and subsidiaries located in Lenoir City, Tennessee, for the purpose of diversification into new energy production technologies. As of December 31, 2010, the Company has made good faith deposits in the amount of $250,000. The final terms of the purchase were still under negotiations as of December 31, 2010.

During the nine months ended December 31, 2010, the Company paid $113,500 as deposits and good faith payments on acquisition of various leases of coal properties, As of December 31, 2010, the final term of these leases were still under negotiation and the $113,500 was included in deposits as reflected on the Company’s balance sheet.

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

Under the new agreement with the former shareholder of Evans, the certificates of deposits remain in place until the related reclamation has been completed and releases have been obtained as to the respective pledged permit. The principal of an unsecured certificate of deposit may be used to secure future Evan Coal Company permits. Commencing September 1, 2010, all interest earned on the certificates of deposit are being paid to the former shareholder of Evans.

6.  Accrued Expenses

Accrued expenses and other liabilities consisted of the following:

December 31,
2010
Interest earned on CD’s due B. Evans	$3,584
Accrued royalties	18,559
Accrued taxes payable	12,499
Employee benefits	31,032
Accrued insurance	32,855
Total accrued expenses and other current liabilities	$98,529

7.  Obligations Under Capital Leases

The Company is leasing two Ford F150 trucks under capital leases. The assets and related obligations have been recorded at the present value of the minimum lease payments. The capitalized costs of the trucks are $49,439, which is being depreciated over their estimated useful lives of 3 years. The leases are payable in payments of $3,883 per quarter. The imputed interest rate on the capital leases is 6%.  The discounted balance due on the leases at December 31, 2010 totaled $35,318. The net book of the value of these leased trucks as of December 31, 2010 amounted to $33,741, which is net of accumulated depreciation of $15,698.

Americas Energy Company

Notes to Financial Statements

december 31, 2010

(Unaudited)

Minimum future lease payments under the capital leases as of December 31, 2010 and for each year of the leases are as follows:

2011	$15,534
2012	15,534
2013	7,749
Total minimum future lease payments	38,817
Less: amount representing interest	(3,499)

Present value of minimum
Future lease payments	$35,318

Imputed interest charged to operations on these leases for the three and nine month period ended December 31, 2010 amounted to $137 and $2,261, respectively. Depreciation expense on the leased trucks for the three and nine month period ended December 31, 2010 totaled $4,120 and $12,360, respectively, and are included in accretion, depreciation and depletion expense in the accompanying condensed consolidated statements of operations. Imputed interest charged to operations on these leases for the three months ended December 31, 2009 and from inception (July 13, 2009) through December 31, 2009 amounted to $247.

8.  Notes and Loans Payable

Evans Coal Corp.

On March 31, 2010, the Company finalized its acquisition of all of the outstanding shares of Evans Coal Corp (“ECC”). Pursuant to the terms of the purchase, the Company issued a $25,000,000 promissory note. Based on the terms of the Note, the face value of $25,000,000 was inclusive of imputed simple interest at the applicable Federal Rate of 4.37%. In accordance with ASC 835, the Company present valued the obligation utilizing a fair market rate of 6.34% to $18,974,900.

As discussed in Note 1, the former shareholders of Evans and the Company agreed to modify the terms of the purchase agreement effective September 28, 2010. Under the new terms, the $25,000,000 promissory note and a 2% overriding royalty were cancelled in exchange for granting the former shareholders of Evans a $2 per ton royalty on all coal produced on existing Evan Coal Corp leases with the exception of the Cardinal lease, where a $1 per ton is to be paid on production. . In addition, the Company recognized a gain on the modification of 12,763,252 that was recorded as other income. The $12,763,252 gain consisted of the balance of the note amounting to $19,535,854, the balance of the 2% overriding royalty of $5,647,293 less the decrease in reserves of $12,419,895.

During the three and nine months ended December 31, 2010, the Company accrued imputed interest of $298,467 and $599,494, respectively, which was charged to operations. During the nine months ended December 31, 2010, the Company paid $38,540 on the note based upon coal production.

As part of the aforementioned Acquisition Agreement, the Company assumed a note payable to the former President of ECC in the amount of $1,198,685. The note is non-interest bearing and due on demand. (See Notes 5 & 6)

Bledsoe Acquisition – Related party

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

On October 25, 2010, the Company issued 5,000,000 shares of its common stock to RJCC in exchange for cancelling the total balance of the obligation then due totaling $1,168,164. The $1,168,164 was credited to equity upon cancellation.

Americas Energy Company

Notes to Financial Statements

december 31, 2010

(Unaudited)

Imputed interest charged to operations for the three and nine months ended December 31, 2010, totaled $81,493 and $218,109, respectively. Imputed interest charged to operations for the three months ended December 31, 2010, and from the Company’s inception (July 13, 2009) through December 31 2009, totaled $16,312 and $27,691, respectively.

Note Payable – Related Party

On May 2010, the Company borrowed $500,000 from a shareholder that is evidenced by a Promissory Note. Under the original terms of the note, the loan was assessed interest at an annual rate of 10%, and is secured by the Company’s assets.  The principal and accrued interest were initially fully due and payable on September 1, 2010; however, the note holder agreed to extend the maturity date to March 1, 2011 and reduce the interest rate to 8% per annum. Accrued interest for the three and nine months ended December 31, 2010 totaled $10,082 and $27,342, respectively, which was charged to operations. The balance of the obligation as of December 31, 2010 amounted to $527,342.

Term Loan

On December 29, 2010, $300,039 due a vendor for equipment maintenance and acquisitions was converted into a term loan. The loan is assessed interest at a variable annual rate of 8% over the prime lending rate and is payable in monthly installments of $14,188 until the balance and accrued interest are fully paid.  The effective annual interest rate at December 31, 2010, was 11.25%.

Mortgage Payable

On May 10, 2010, the Company acquired a commercial building where its corporate offices are now located. The property was purchased for $975,000 and included a down payment of $20,956. The remaining balance of $962,763 is assessed interest at an annual rate of 6.54% and is payable in 60 monthly installments of $6,985 commencing August 10, 2010. An additional payment of $63,015 is due on October 10, 2010 and paid with the remaining principal balance and accrued interest of approximately $764,756 is fully due and payable on April 10, 2015. Interest charged to operations on this obligation for the three and nine months ended December 31, 2010 totaled $13,115 and $37,490, respectively. The balance of the note at December 31, 2010 totaled $909,347.

9.  Convertible Notes Payable

On May 19, 2010, the Company received $100,000 from a former director through the issuance of a convertible promissory note. Under the terms of the note, the Company issued 25,000 shares of its common stock as interest. The common shares were valued at their respective trading price on the date of the loan amounting to $32,000, which was charged to prepaid expense and is being amortized over the six-month term of the loan. While the loan is outstanding, the director has the option to convert all or a portion of the $100,000 due into shares of the Company’s common stock at a conversion price of $0.75 per share.

Amortized interest charged to operations during the three and nine months ended December 31, 2010 totaled $8,440 and $32,000, respectively. While the loan is outstanding, the director has the option to convert all or a portion of the $100,000 due into shares of the Company’s common stock at a conversion price of $0.75 per share.

As the conversion price was less the trading price of the Company’s common stock on the date of the note, the Company recognized a beneficial conversion feature of $70,666 pursuant to ASC Topic 470-20 “Debt with conversion and other Options” that was recorded as a discount against the $100,000 principal balance due with an offsetting credit to equity. The discount is amortized and charged to operations over the six month terms of the loan using the effective interest method. The amount of discount that was amortized and charged to operations during the three and nine months ended December 31, 2010 totaled $20,049 and $70,666, respectively.

The note initially matured on November 17, 2010. The maturity of the note was extended for a period of six months maturing on May 17, 2011, and the conversion price was decreased to approximately $0.25 per share.  On February 4, 2011, the balance of the Note was cancelled through the issuance of 375,000 shares of the Company’s common stock.

Americas Energy Company

Notes to Financial Statements

december 31, 2010

(Unaudited)

10. Asset Retirement Obligation

As of December 31, 2010, the Company had recorded asset retirement obligation accruals for mine reclamation and closure costs totaling $1,324,224. These regulatory obligations are secured by certificates of deposit.

Changes in the asset retirement obligations from continuing operations were as follows:

Total asset retirement obligation at March 31, 2010	$1,296,674
Accretion for the period	85,086
Expenditures during the period	(43,118)
Total asset retirement obligations at December 31, 2010	$1,338,642
Less current portion	-0-
Long-term portion	$1,328,642

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

december 31, 2010

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

The following table presents the fair value of financial instruments that are measured and recognized on a non-recurring basis classified under the appropriate level of the valuation hierarchy described above, as of December 31, 2010:

Liabilities measured at fair value at December 31, 2010	Level 1	Level 2	Level 3	Total
Nonrecurring:
Notes payable	$-0-	$1,736,728	$-0-	$1,736,728
Convertible debenture	-0-	100,000		100,000
Loans payable	-0-	1,198,685	-0-	1,198,685

13.  Stockholders Equity

During the three months ended December 31 2010, the Company issued 1,061,777 shares of its common stock to employees and consultants valued at approximately $464,180 that was charged to operations. In addition, the Company issued 5,000,000 shares of its common stock in cancellation of $1,168,164 due RJCC (See Note 8).

Americas Energy Company

Notes to Financial Statements

december 31, 2010

(Unaudited)

The following is a schedule of warrants outstanding as of December 31, 2010:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Balance, April 1, 2010	9,000,000	$0.75	3 Years	$-
Warrants granted	-	-	-	-
Warrants expired	-	-	-	-
Balance, December 31, 2010	9,000,000	$0.75	2.2 Years	$-

All the warrants are available for exercise at December 31, 2010.

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

At December 31, 2010, the Company had a total of approximately $5,250,000 of federal and state net operating losses subject to the limitations imposed by the change in control under Internal Revenue Code Section 382.  These losses can be utilized to offset future taxable income.   An allowance of $980,000 has been provided to reduce the tax benefits accrued by the Company for these operating losses to zero as it cannot be determined when, or if, the tax benefits derived from these losses will materialize.  Timing differences between expenses deducted for income tax and deducted for financial reporting purposes are insignificant and have no material impact to the differences in the reporting of income taxes. During the period ended December 31, 2010,

Deferred tax liabilities are summarized below:

Deferred tax liability
Property, plant and equipment	$15,375

The provision for income tax expense for the nine months ended December 31, 2010 is as follows:

Current income tax benefit	$	( -)
Deferred income tax benefit previously recognized		(718,150)
Net income tax expense		$(718,150)

15.  Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

Americas Energy Company

Notes to Financial Statements

december 31, 2010

(Unaudited)

Minimum Royalty Payments

The Company has future minimum royalty commitments under coal lease agreements at December 31, 2010 they were as follows:

2011	$126,000
2012	126,000
2013	126,000
2014	126,000
2015	126,000
Thereafter	403,000
$1,033,000

Certain coal leases do not have set expiration dates but extend until completion of mining of all merchantable and minable coal reserves.  We have assumed a period of ten years for this table.

16. Subsequent Events

In January 2011, the Company issued 31,978 shares of its common stock for legal services.

In February 2011, the Company agreed to issue 375,000 shares of its common stock in exchange for the cancellation of its May 19, 2010 promissory note to a related party in the amount of $100,000.

Americas Energy Company- Aeco

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following contains forward-looking statements that involve risks and uncertainties, as described below.  Americas Energy Company-AECo (previously known as Trend Technology Corporation) (the “Company”, “we”, “us” or “our”) actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the unaudited financial statements and notes thereto and the Plan of Operation included in this Quarterly report on Form 10-Q for the period ended December 31, 2010.

Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Financial Condition and Results of Operations

The following should be read in conjunction with our Consolidated Condensed Financial Statements and related Notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Explanatory Note

On January 21, 2010, Americas Energy Company, a private Nevada corporation. (“AEC”) and Americas Energy Company-AECo, (formerly Trend Technology Corporation) (“AECo”) merged, with AECo continuing as the surviving legal corporation of the Merger. For accounting purposes, the Merger is treated as a “reverse acquisition” with AEC considered the accounting acquirer. Accordingly, AEC’s historical financial statements are included in periodic filings of AECo only from the period it commenced operations in November 2009, therefore a comparison for the nine months ended December 31 2010 as compared to the nine months ended December 31, 2009 is not presented herein.

For the three months ended December 31, 2010 as compared to the three months ended December 31, 2009

During the three month period ended December 31, 2010, we have generated $774,930 in total revenue as compared to $1,012,635 in total revenue for the prior year’s same three month period. Our primary revenue source is derived through internal mining activities on our permitted leases. As we continue to acquire and expand our mineral rights, we anticipate increases in our future production capacity to result in revenue growth.

Our total operating expenses for the three months ended December 31, 2010 were $1,367,892 as compared to $1,027,640 that were incurred during the three months ended December 31, 2009. Our operating expenses in 2010 consisted of $461,871 in cost of sales, $98,283 in accretion, depreciation and depletion costs, compensation expense of $652,043 including $464,180 in stock based compensation, professional fees of $57,313, and other general and administrative expenses of $98,382. During the three month period ended December 31 2009, our cost of sales totaled $838,042, accretion, depreciation, and depletion totaled $11,340, compensation expense was $73,652, professional fees were $13,610, and other general and administrative expenses were $90,996.

We experienced a loss from operations of $592,962 for the three months ended December 31, 2010 compared to a loss of $15,005 for the same three month period of the prior year. Our increased loss in 2010 pertains mainly to increased mining costs and the recognition of stock based compensation.

Americas Energy Company- Aeco

During the three months ended December 31, 2010, our interest expense totaled $144,449. During the same three month period, we had interest income of $7,154 that is required to be paid to a third party. We charged our $7,154 payment obligation to royalty expense which is included in mining costs. During the three months ended December 31, 2010, we had a net gain of $7,926 from a disposition of vehicle and a $2,058 gain from the extinguishment of debt. During the three months ended December 31, 2009, our interest expense totaled $5,992.

For the nine months ended December 31, 2010

During the nine months ended December 31, 2010, we have generated $6,544,074 in total revenue. Again our primary revenue source is derived through internal mining activities on our permitted leases.

Our total operating expenses for the nine months ended December 31, 2010 totaled $24,804,953 of which cost of sales totaled $6,479,645, accretion, depreciation and depletion costs were $537,459, compensation expense amounted to $4,676,495 and includes $3,994,818 in stock based compensation, professional fees were $355,708, and other general and administrative expenses totaled $355,752.  During the same nine month period, we recognized an impairment loss of $12,419,894 regarding a decrease in the value of our coal reserves that were acquired from Evans. We experienced a loss from operations of $18,250,879 for the nine months ended December 31, 2010.

During the nine months ended December 31, 2010, our interest expense totaled $999,084. During the same nine month period,  we had interest income of $25,091 of which $7,154 is required to be paid to a third party, a net gain of $7,926 from a disposition of vehicle and $25,189,476 gain from the extinguishment of debt.  Of the $25,189,476 in gain from extinguishment of debt, $25,183,147 pertains to the relief of debt due Evans that was initially due on its purchase (See Note 1 to the accompanying financial statements).

Liquidity and Capital Resources

For the nine month period ended December 31, 2010, net cash provided by operating activities totaled $3,168.  Net cash used in investing activities totaled $1,015,221.Our only receipt from investing activities during the nine month period ended December 31, 2010 was $93,100 from insurance proceeds on a damaged vehicle. Expenditures pertaining to our investing activities during the same nine month period included $481,547 in coal and oil development costs, $262,500 in deposits, and $306,675 for the purchase of equipment, $47,599 in building improvement costs, and we made a $10,000 loan to an unrelated third party.  Financing activities provided a total of $496,130, which included $600,000 in proceeds from loans evidenced by promissory notes. Expenditures pertaining to our financing activities during the same nine month period included $9,509 in principal payments on our capital leases, $28,708 towards our royalty obligation, and $65,653 in principal payments towards our mortgage and other debt The resulting change in cash for the period was a decrease of $515,923; cash at the beginning of the period totaled $542,331, the decrease resulted in $26,408 in cash at the end of the period ending December 31, 2010.

For the period from inception (July 13, 2009) through December 31, 2009, net cash used in operating activities totaled $26,068.  Net cash used in investing activities totaled $1,015,825, which included $996,371 in coal and oil development costs, and $19,454 used in the purchase of equipment.  Financing activities provided a net total of $1,306,209, which included $1,350,000 in proceeds from a note payable. Financing expenditures during the period included $35,000 in loan fees and $8,791 in principal payments on debt, The resulting change in cash for the period was an increase of $264,316, which was our cash balance at December 31, 2009.

Critical components of our operating plan impacting our continued existence are the net revenue to be generated from the production and sale of coal and the ability to obtain additional capital through additional equity and/or debt financing. Over the next twelve months we believe that our existing capital and funds from the production and sale of coal and oil will not be sufficient to sustain operations at current levels.

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

In addition to direct production, the Company on occasion, has brokered coal and will continue to do so when profitable opportunities exist.

Mining Status

i)	Upland Church-

	a)	Permits- one strip permit in the Hance coal seams (Surface Mining in Hance has been completed) , one strip permit in the Harlan seam and two deep mine permits, one in the Darby coal seam and the other in the Kellioka coal seam, we are negotiating with a contract miner for both seams. The Harlan seam is permitted for reclamation only resulting in zero production.

	b)	Mining Conditions- Clear Development, LLC is engaged to act as our contract miner on the property. With the exception of a substantial recoverable tonnage discrepancy, no problems were encountered in the mining.

	c)	Current status- Strip and auger mining on the existing surface permit were finished in October 2010 with a total production of approximately 82,000 short tons of coal. The reduced production resulted in a deficit of more than 500,000 producible tons. Clear Development is currently reclaiming the surface mine in the Hance seams.

Americas Energy Company- Aeco

ii)	Hwy 92

	a)	Permits- 1 strip and auger permit allowing production in both the Rooster (2 seams- upper and lower) and the Dean seam.

b)
Mining Conditions- Black Diamond Energy, Inc. is no longer our contract miner on the property. We have signed a contract mining agreement with RECOAL, LLC in Flat Lick, KY to provide contract mining services. Upon completion of the requisite reclamation of the areas previously mined we plan to resume operations.

	c)	Current status- We plan to have RECOAL begin operations at the beginning of our first quarter in a limited capacity on the Fireclay and Dean seams producing approximately 1,800- 2,000 tons per month.

iii)	Artemus

a)
Leases- Having resolved the discrepancies noted in our title work we have successfully negotiated settlements with three heirs, and continues to await the results of a suit for quiet title on two unknown heirs. The majority of the Estimated Recoverable Underground tonnage is situated on properties on which AENY has negotiated leases that were in discovered to be actually verbal agreements made by Evans Coal Corp. AENY is negotiating an option on several of those properties with plans to begin exploration in early Spring. The exploration will determine tonnage as well as economic feasibility, where warranted AENY will begin expanding permitting.

	b)	Permits- Issued on April 1, 2010. The permits included were surface, auger and deep permits for the Jellico, Blue Gem and Lily seams.

c)
Mining Conditions- RECOAL has been hired as the contract miner for both the Jellico and Lily surface and auger mining. Production in the Lily seam is currently awaiting a permit amendment to our haul road plan. Initial production in the Jellico seam resulted in a review of the mining ratios. Excessive ratios required an amendment to the mining plan changing planned surface mine area to auger mine area.

	d)	Current status- Clear Development, LLC and RECOAL are completing reclamation on the property disturbed while mining the Jellico seam. RECOAL estimates production in the Lily and Jellico seams by strip and auger to be approximately 12,000 tons per month.

iv)	Breathitt County

	a)	Permits- Leases are being reviewed; Exploration permit is awaiting the outcome of the lease review.

	b)	Mining Conditions- to be determined by exploration.

	c)	Current status- Pending exploration.

Americas Energy Company- Aeco

Mining Operations Summary
Our current mining operations are limited to surface mining on the Artemus Property in the Lily and Jellico seams and should produce approximately 12,000 tons per month, Surface mining on the HWY 92 Property in the Fireclay and Dean seams and should produce approximately 1,800-2,000 tons per month.

We are currently using contract miners, Clear Development, LLC and RECOAL for all of our current mining operations.

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

Accounts Receivable – Accounts receivable are recorded at the invoiced amount and do not bear interest.  The Company evaluates the need for an allowance for doubtful accounts based on review of historical write-off experience and industry data.  As of December 31, 2010, there was no allowance for doubtful accounts, since all of the Company’s receivables were subsequently collected.

Advanced Mining Royalties – Lease rights to coal lands are often acquired in exchange for royalty payments. Advance mining royalties are advance payments made to lessors under terms of mineral lease agreements that are recoupable against future production. These advance payments are deferred and charged to operations as the coal reserves are mined. The Company regularly reviews recoverability of advance mining royalties and establishes or adjusts the allowance for advance mining royalties as necessary using the specific identification method. In instances where advance payments are not expected to be offset against future production royalties, the Company establishes a provision for losses on the advance payments that have been paid and the scheduled future minimum payments are expensed and recognized as liabilities. Advance royalty balances are charged off against the allowance when the lease rights are either terminated or expire. As of December 31, 2010, the Company had advanced royalties totaling $124,000, which is included on the balance sheet in prepaid expenses.

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

Americas Energy Company- Aeco

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

Goodwill was $742,000 as of December 31, 2010 and was acquired January 21, 2010 in connection with the Company’s reverse Merger of AECO.

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

Americas Energy Company- Aeco

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

Loss Per Share – The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, formerly SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Potential common shares at December 31, 2010 comprised of 9,000,000 Warrants.

Recent Accounting Pronouncements
In January 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-01 (ASU 2011-01) Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  ASU 2011-01 temporarily delay the effective date of the disclosures about troubled debt restructurings.  The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated.  Currently, the guidance is anticipated to be effective for interim and annual period ending after June 15, 2011.    The Company does not expect the provisions of ASU 2011-01 to have a material effect on its financial position, results of operations or cash flows.

Americas Energy Company- Aeco

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-29 (ASU 2010-29) Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force).  The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments in the Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments in the Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The Company does not expect the provisions of ASU 2010-29 to have a material effect on its financial position, results of operations or cash flows.

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-28 (ASU 2010-28) Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issued Task Force).  The amendments in the Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  The qualitative factors are consistent with the existing guidance which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more like than not reduce the fair value of a reporting unit below its carrying amount.  For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  Early adoption is not permitted.  The Company does not expect the provisions of ASU 2010-28 to have a material effect on its financial position, results of operations or cash flows.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.

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

Americas Energy Company- Aeco

Changes in Internal Controls

During the period covered by this report, there was no change in our internal controls over financial reporting or in other factors that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II - OTHER INFORMATION

Item 1 - Legal Proceedings

No legal proceedings were initiated or served upon the Company in the period ending December 31, 2010.

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims, other than those disclosed above, are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On October 25, 2010, the Company agreed to issue 5,000,000 shares of its common stock to RJCC Group 1, Inc. on or about December 1, 2010 in exchange for cancelling the total balance of an obligation then due totaling $1,168,164. The shares were issued on December 23, 2010. RJCC is owned by John Gargis, a director of the Company.

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

Item 3 - Defaults upon Senior Securities

None, for the period ending December 31, 2010.

Item 4 - (Removed and Reserved)

None, for the period ending December 31, 2010.

Item 5 - Other Information

None, for the period ending December 31, 2010.

Americas Energy Company- Aeco

Item 6 - Exhibits

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
(3) Filed with Registrant’s Quarterly Report on Form 10-Q, February 18, 2010
(4) Filed with Registrant’s Current Report on Form 8K, October 12, 2010

Americas Energy Company- AECo includes herewith the following exhibits:

10.8	Settlement Agreement, dated October 18, 2010, between Americas Energy Corporation and RJCC Group 1, Inc.
10.9	Agreement for Contract Mining Services - Mining Clear Development, LLC, Dated January 14, 2010
10.10	Agreement for Contract Mining Services – RECOAL LLC, dated February 7, 2011
21.1	List of Subsidiaries
31.1	Certification of Principal Executive Officer and Principal Accounting Officer (Rule 13a-14(a)/15d-14(a))
32.1	Certification of Principal Executive Officer and Principal Accounting Officer (18 U.S.C. 1350)

Americas Energy Company- Aeco

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Americas Energy Company

Date: February 22, 2011	By:	/s/ Christopher L. Headrick
Christopher L. Headrick, President
Principal Executive Officer
Principal Financial Officer