Form 10-K
period 2011-03-31
AMERICAS ENERGY Co - AECO
filed 2011-07-18
CIK 1137239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended   March 31, 2011

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 000-50978

Americas Energy Company-AECo
(Exact name of small business issuer as specified in its charter)

Nevada	98-0343712
(State of incorporation)	(IRS Employer Identification #)

243 N. Peter Rd.
Knoxville, Tennessee 37923
Address of Principal Executive Offices

(865) 238-0668
Registrants telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act:     None

Securities registered under Section 12(g) of the Exchange Act:     Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).     ☐ YES    ☒   NO

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or section 15(d) of the Act.     ☐ YES    ☒   NO

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ YES     ☐   NO

Indicate by check mark whether the issuer has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.     ☒ YES     ☐   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the Definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
☐ Large accelerated filer          ☐ Accelerated filer          ☐ Non-accelerated filer          ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ YES     ☒   NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September  30, 2010, was $ 18,303,787 based on the closing sale price of the common equity on that date.

The number of shares outstanding of the Registrant's common stock as of July 13, 2011 was 88,862,983.

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

Business

Overview

Americas Energy Company-AECo with offices located in Knoxville, Tennessee currently operates surface mines in southeastern Kentucky. Americas Energy Company holds Evans Coal Corp. as a wholly owned subsidiary. The company owns or controls by lease mineral rights and currently operates by use of contractors, one surface mines in Bell County and one in Knox County, Kentucky. Their primary product is a high BTU, mid-sulfur steam coal.

The Company looks to identify coal properties with potential to produce high grade coal. (coal rendering a high amount of thermal energy per pound with low sulfur and ash content.). We subcontract mining operations on each project utilizing miners experienced in the type of extraction required that may be particular to each site.

Mining History

Americas Energy Company purchased the Cardinal lease and associated permits from Evans Coal Corp. in October 2009. Production was resumed using contract surface miners.  As of March 31, 2010 we acquired full ownership and control of Evans Coal Corp., a Kentucky corporation as a wholly owned subsidiary. In addition to direct production, the company on occasion, has brokered coal and will continue to do so when profitable opportunities exist.

Evans Coal Corp.- Evans Coal Corp. was organized in Kentucky on July 9, 1987 and is engaged in the business of mining high grade coal from its property located in Bell County, Kentucky. The company holds various leases and permits to mine those lease rights. The company owns a variety of mining equipment consisting of trucks, loading, drilling, dozers and other heavy equipment for use in its mining operations.

Current Mining Operations

Americas Energy Company currently has two mining complexes, one located in Kentucky and one located in Tennessee. These operations extract and ship coal that is produced from one or more mines. Americas Energy Company presently uses two distinct extraction techniques: dozer and front-end loader surface mining and auger mining. In 2009, all of Americas Energy Company’s production was shipped via truck to various locations for purchase. Beginning in 2010 the Company has made additional shipments of coal via unit train. In 2011 we primarily shipped via truck to various locations for purchase.

Projects

Americas Energy Company-AECo  is developing coal production on leases in Tennessee and Kentucky.

●
Bledsoe Property - We acquired the mineral rights in Bledsoe County Tennessee from RJCC Group 1, Inc. (“RJCC1”).  RJCC1 is owned by family members of the management of the Company.  The Bledsoe property is currently in the exploration stage.

●
Evans Coal Company - We acquired Evans Coal Corp., Inc. which is engaged in the business of mining high grade coal from its properties located in Bell County, Kentucky. The company holds various leases and permits to mine those lease rights. This property is currently being actively mined.

Property	Seam Name	Seam Height	Type of Mine
Hwy 72	Hance	Split- 3 seams 54"	Surface
	Kellioka	36-42"	Deep
	Darby	36-38"	Deep
	Harlan	60"	Surface
Property is accessed via county road, Firetower Rd.
Hwy 92	Rooster- Upper	24-30"	Surface
	Rooster- Lower	24"	Surface
	Dean	60-72"	Surface
	Rim- (Jellico)	Split- 2 Seams - 42"	Surface
Property is accessed via county road, E. Jellico Slusher Loop Rd.

Artemus	Jellico	Split- 2 Seams - 42"	Surface
	Jellico	Split- 2 Seams - 42"	Deep
	Blue Gem	26"	Surface
	Lily	30"	Surface
	Lily	30"	Deep
Property is accessed via county road, Gregory Branch Rd.

Bledsoe	Sewannee	36"	Surface
	Richland	32"	Surface
Property is accessed via county road, Firetower Rd.

Coal Sales from Production

Period	Mine Complex	Sales	Tonnage	Average Price
FY 2011	Evans Coal	$6,657,417	107,438	$65/ton.
FY 2010	Evans Coal	$2,548,057	45,036	$57/ton.

Coal Sales from Purchased/Brokered

Period	Gross Sales	Tonnage	Average Price
FY 2011	$394,425	5,119	$77/ton
FY 2010	$991,883	12,484	$79/ton

Material Contracts and Agreements

We presently hold various mining rights to property previously discussed under the heading “Projects”. These projects typically comprise multiple smaller leases and depending upon the mining activities at a given time on those leases could be collectively material to the Company but individually may not be. We may add additional individual leases to these or future projects in the ordinary course of our business. We may expand permits related to certain individual leases and terminate mining operations related to others.

We do not have any contracts in place for the sales of our coal. We primarily sell to brokers at the spot market prices for coal. We sold approximately 72% of our mined coal to Premium Processing Co., 255 Mack Avenue, Middlesborough, KY 40965 who was our primary buyer during the period covered by this Annual report. We do not have any agreements or commitments from Premium Processing Co. or any other broker to continue to purchase our coal. Management periodically evaluates the available brokers considering, proximity to our mines, ability to timely and reliably transport the coal, facilities and suitability to process the type of coal produced, reputation and past sales experiences with that broker; inclusive of price and prompt payment.

We also had sales of coal during the period covered by this Annual report where we purchased coal and resold it. We have no contracts with any supplier of coal or purchaser of coal for these sales. These sales may or may not continue in the future. We may continue to make these types of transactions if a profitable opportunity arises but these transactions were not consistent during the period covered by this Annual report and were to only one customer.

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

Market

Exports
Total U.S. coal exports for 2010 increased by 38.3 percent to 81.7 million short tons (Figure 8). This increase was largely due to two factors. First, heavy rains and flooding in Australia, Indonesia, and Colombia reduced world coal supply and forced many coal importing nations to look elsewhere, primarily to the United States, to fulfill their coal needs. In addition, the shortage of their own domestic coal in relation to growing needs, namely for China and India, provided ample opportunities for U.S. coal producers to export to these markets.

U.S. coke exports increased in 2010 by 11.9 percent to a total of 1.5 million short tons. Mexico received 510 thousand short tons or 34.8 percent of total U.S. coke exports, while Canada received 400 thousand short tons in 2010. Last year, Brazil and India increased their share of total U.S. coke exports by 4.9 and 2.0 percentage points, respectively. The average price of coke exports in 2010 was $167.25 per short ton, an increase of 61.7 percent from 2009.

In 2010, the average price of U.S. coal exports increased by 18.7 percent to $120.41 per short ton. Metallurgical coal exports, which accounted for 68.7 percent of total coal exports, increased by 50.6 percent to 56.1 million short tons in 2010. The average price of U.S. metallurgical coal exports grew by 23.5 percent to a level of $145.44 per short ton, an increase of $27.71 per short ton from the 2009 level. Steam coal exports increased in 2010. With a percentage change of 17.2 percent, total steam coal exports hit 25.6 million short tons. However, unlike the average price of metallurgical exports, the average price of steam coal exports dropped by 11.0 percent to $65.54 per short ton.

Nearly half of all U.S. coal exports were destined for European markets. In 2010, metallurgical coal exports to Europe increased by 49.5 percent to 29.5 million short tons. Metallurgical exports to the Netherlands, 9.7 percent of total U.S. metallurgical exports in 2010, grew to 5.4 million short tons. (Note: Most ports in the Netherlands serve as transshipment points for coal. Hence, exports to the Netherlands may be bound for other countries in the region.) In 2010, the United Kingdom and Italy were other key European destinations for U.S. metallurgical coal exports. U.S. metallurgical coal exports to the United Kingdom totaled 3.0 million short tons, an increase of 52.2 percent since the previous year. In addition, the average price per ton increased from $106.19 to $131.66. Italy received a total of 2.6 million short tons in 2010, 25.2 percent greater than total metallurgical exported to Italy in 2009. Similar to the average price of metallurgical coal exports to the United Kingdom, average price of metallurgical coal exports to Italy grew; from $116.13 per short ton to $145.39 per short ton in 2010. Furthermore, U.S. metallurgical coal exports to Ukraine, Turkey, and Poland increased by over 144 percent in 2010.

Europe is the second largest market for U.S. steam coal exports. U.S. steam coal exports to Europe have thrived because many European nations have reduced production of coal. Moreover, South Africa, a coal exporting nation, has increased exports to India and China leaving less coal to be exported to the European markets. Proximity to major European ports has contributed to export increases to Europe. However, in 2010, total steam coal exports to Europe declined by 15.6 percent to 8.8 million short tons. Last year, European nations utilized existing stockpiles of coal. Moreover, exports of steam coal to the United Kingdom, which decreased by 47.9 percent to 1.3 million short tons, were affected by subsidies provided to utilities by the British government to diversify to biomass and other renewable energy sources. France and Germany are key destinations for U.S. steam coal exports, accounting for 4.6 percent and 4.0 percent, respectively, of total U.S. steam coal exports. While exports to France declined by 2.8 percent, exports to Germany remained strong, growing at 28.5 percent.

Asian markets received 17.9 million short tons or 21.9 percent of total coal exports in 2010. This increase of 176.0 percent from 2009 exports was due primarily to a surge in sales of metallurgical coal to China, Japan, and South Korea, and sales of steam coal to China and South Korea. Total metallurgical coal exports to Asia totaled an estimated 13 million short tons in 2010, an increase of 133.0 percent from 2009, China received 4.2 million short tons or 32.4 percent of all metallurgical coal exports to Asia. South Korea remained the second largest Asian destination of U.S. metallurgical coal exports in 2010, securing 3.0 million short tons, 73.7 percent greater exports than in 2009. The average price of metallurgical coal exports to South Korea increased by 32.1 percent to $141.62. Japan and India acquired roughly 3.0 million short tons and 2.5 million short tons, respectively. The increased use of steel in Japan, the result of fiscal stimuli and export growth in 2010, is a reason for the 332.0 percent rise in metallurgical coal exports to the nation.

In 2010, steam coal exports to Asia increased dramatically by 437.6 percent from 2009 to 4.9 million short tons. As global supplies of thermal coal tightened and steam coal prices increased steadily, Asian nations, namely South Korea and China increased imports of U.S. thermal coal. South Korea remained the primary Asian destination of U.S. steam coal exports with a total of 2.8 million short tons. Additionally, steam coal exports to South Korea as a percentage of total U.S. steam coal exports increased by 8.9 percentage points. The average price of U.S. steam coal exports to South Korea was $40.54 per short ton, a decrease of 12.4 percent from the 2009 price. Exports to China increased to 1.6 million short tons from 0.2 million short tons. The average price of U.S. steam coal exports to China was $62.91 per short ton, a decrease of 13.1 percent from the 2009 price.

In 2010, total U.S. coal exports to countries in North and South America increased to 13.4 million short tons and 9.5 million short tons, respectively. Average prices per short ton increased by 10.5 percent to $77.91 per short ton and 22.4 percent to $142.09 per short ton, respectively. U.S. metallurgical coal exports to countries in North and South America increased in 2010. The greatest increase in exports was to Canada and Brazil. Canada received 3.4 million short tons, an increase of 42.6 percent from 2009, while shipments to Brazil increased by 6.1 percent to total 7.9 million short tons. The average price of metallurgical coal exports to Canada and Brazil increased to $112.25 per short ton and $155.26 per short ton, respectively.

Canada remains the single largest market for all U.S. steam coal exports. In 2010, exports to Canada, which accounts for 31.2 percent of all U.S. steam coal exports, decreased by 2.6 percent to an estimated 8.0 million short tons. However, the average price of steam coal exports to Canada increased by 2.2 percent to $59.84 per short ton. (Note: Currently, there are no major coal-exporting facilities on the U.S. west coast. Coal producers in the west coast utilize coal-export terminals in British Columbia for shipments to Asian markets.)

Total steam coal exports to South America grew from 0.7 million short tons in 2009 to 1.3 million short tons in 2010. Similar to 2009, Chile received most of U.S. export of steam coal to South America in 2010. Further, Chile increased imports of U.S. steam coal by 70.5 percent to 1.2 million short tons. The average price of steam coal exports to South America and in particular to Chile decreased in 2010.

Total coal exports to Africa increased by 42.7 percent to 2.6 million short tons. While exports of metallurgical coal to South Africa decreased to 149 thousand short tons, exports to Egypt increased by 81.6 percent to an estimated 1.1 million short tons in 2010. Average price of metallurgical coal exports to Egypt increased by 42.2 percent from 2009 to $167.25 per short ton. U.S. steam coal exports to the African continent gained by 78.0 percent in 2010, to a total of 1.3 million short tons. The majority of the increase in steam coal exports to Africa is attributable to one country, Morocco. Total steam coal exports to Morocco in 2010 were 1.1 million short tons, an increase of over 60 percent. The average price of steam coal exports to Morocco decreased in 2010 to $73.65 per short ton.

U.S. steam coal exports to the African continent gained by 78.0 percent in 2010, to a total of 1.3 million short tons. The majority of the increase in steam coal exports to Africa is attributable to one country, Morocco. Total steam coal exports to Morocco in 2010 were 1.1 million short tons, an increase of over 60 percent. The average price of steam coal exports to Morocco decreased in 2010 to $73.65 per short ton.

Imports.

In 2010, coal imports represented only 1.9 percent of total U.S. coal consumption. Last year, U.S. coal imports decreased by 3.3 million short tons to 19.4 million short tons. Colombia, which has dominated the U.S. coal import market for many years, accounted for over three-fourths of all coal imports. Imports from Colombia, however, decreased by 18 percent to 14.6 million short tons in 2010. Indonesia and Venezuela imports decreased to 1.9 million short tons and 0.6 million short tons, respectively, while imports from Canada increased by a modest 0.5 million short tons. The average price of imported coal increased by 12.3 percent to $71.77 per short ton in 2010.

Source: U.S. Coal Supply and Demand   2010 Review, published by the US Energy Information Administration, Data for: 2010; Report Released June 1, 2011; Next Release Date: April 2012

http://www.eia.doe.gov/cneaf/coal/page/special/exports_imports.html

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

The industry is also affected by significant legislation mandating certain benefits for current and retired coal miners. Numerous federal, state and local governmental permits and approvals are required for mining operations. We believe that we have obtained all permits currently required to conduct our present mining operations and are in compliance with all MSHA and OSM regulations pursuant to our operations. We may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that a proposed development for, or production of, coal may have on the environment. These requirements could prove costly and time-

consuming, and could delay commencing or continuing development or impact producing operations. Future legislation and administrative regulations may emphasize the protection of the environment and, as a consequence, our activities may be more closely regulated. Such legislation and regulations, as well as future interpretations and more rigorous enforcement of existing laws, may require substantial increases in equipment and operating costs and delays, interruptions or a termination of operations, the extent of which cannot be predicted.

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

Permitting

Mining companies must obtain numerous permits from both Federal and State regulatory agencies that impose strict environmental and safety regulations and oversight on their operations. These provisions include requirements for coal prospecting, mine plan development, topsoil removal, storage and replacement, selective handling of overburden materials, mine pit backfilling and grading, protection of the hydrologic balance, subsidence control for underground mines, surface drainage control, mine drainage and mine discharge control and treatment, and re-vegetation.

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

Non-Reserve Coal. A non-reserve coal deposit is a coal bearing body that has been sufficiently sampled and analyzed in trenches, outcrops, drillings and underground workings to assume continuity between sample points, and therefore warrants further exploration stage work. However, this coal does not qualify as a commercially viable coal reserve as prescribed by Commission standards until a final comprehensive evaluation based upon unit cost per ton, recoverability, and other material factors concludes legal and economic feasibility.

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

Employees

As of the date of this report, Americas Energy Company-AECo has seven full-time employees consisting of executive, administrative and operational staff. The Company currently has a three person Board of Directors, all are also employees.

Properties

The Company owns the premises where the Principal office is located and comprises approximately 6,600 square feet of office space.

The property located at 239 N. Peters Road in Knoxville, Tennessee was purchased for the sum of $975,000. A mortgage note in the amount of $975,000 was issued and requires the Company to pay monthly installment payments of $6,985 with a one- time principal reduction of $63,014 paid in August 2010. The loan accrues interest at a rate of 6%. The unamortized principal balance and accrued interest of approximately $764,756 will be fully due and payable on April 10, 2015.

Property Control

Operations of Americas Energy Company are conducted on leased properties in southeastern Kentucky and central Tennessee. Americas Energy Company’s current practice is to obtain a title review from a licensed attorney prior to leasing property. As is typical in the coal mining industry, Americas Energy Company generally has not obtained title insurance in connection with its acquisitions of coal reserves and/or related surface properties. In many cases, the lessor will grant the leasing entity a warranty of property title. When leasing coal reserves and/or related surface properties where mining has previously occurred, Americas Energy Company may opt not to perform a separate title confirmation due to the previous mining activities on such a property. In cases involving less significant properties and consistent with industry practices, title and boundaries to less significant properties are now verified during lease or purchase negotiationsThe lease terms associated with Americas Energy Company’s reserves are generally sufficient to allow the reserves for the associated operation to be mined within the initial lease term. In fact the terms of many of these leases extend until the exhaustion of the mineable and merchantable coal from the leased property. If, however, extensions of the original lease term become necessary, provisions have generally been made within the original lease to extend the lease term upon continued payment of minimum royalties.

Coal Reserves

As of March 31, 2011, Americas Energy Company had a combined estimated 6.3 million tons of proven and probable recoverable reserves on permitted acreage and 4.1 million tons on non-permitted acreage. All of the reserves consist of High Vol A Bituminous Coal. Reserves are the portion of the proven and probable tonnage that meet Americas Energy Company’s economic criteria regarding mining height, preparation plant recovery, depth of overburden and stripping ratio. Generally, these reserves would be commercially mineable at year-end price and cost levels. Additionally, 2.4 million tons of coal classified as “Non-Reserve” were identified.

Reserves are defined by SEC Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Proven and probable coal reserves are defined by SEC Industry Guide 7 as follows:

●
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

●
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

RECOVERABLE RESERVES BY QUANTITY (1)
(Millions of Tons)

							Assigned (2)		Unassigned (2)
Mining Complex	Location	Total	Proven	Probable	Owned	Leased	2010	2011	2010	2011
Evans Coal Corp.	Bell, and Knox County, KY	6.3	0	3.3	0	6.3	1.2	1.1	5.1	5.0

Tennessee Project	Bledsoe County, TN	4.1	4.1	0	0	4.1	0	0	4.1	4.1

Notes:
(1) Recoverable reserves represent the amount of proven and probable reserves that can actually be recovered from the reserve base taking into account all mining and preparation losses involved in producing a saleable product using existing methods under current law. Reserve information reflects a moisture of 6.5%. This moisture factor represents the average moisture present in the Company's delivered coal.

(2) Assigned reserves means coal which has been committed by the coal company to operating mine shafts, mining equipment, and plant facilities, and all coal which has been leased by the Company to others. Unassigned reserves represent coal which has not been committed, and which would require new mineshafts, mining equipment, or plant facilities before operations could begin in the property.

The table below shows the recoverable reserves by quality, including sulfur content and coal type, per mining complex.

RECOVERABLE RESERVES BY QUALITY (1)

		Sulfur Content
Mining Complex	Recoverable Reserves (Millions of tons)	< 1% (2)	>1% (2)	Compliance Tons (3)	Average BTU As received	Coal Type (4)
Evans Coal Corporation	6.3	1.5	4.8	-	12,700	LSU
Tennessee Project	4.1	0	4.1	-	13,000	LSU
Total	10.4	1.5	8.9

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

HVM – High Vol Met
LSU – Low Sulfur Utility
V – Various
IS – Industrial Stoker

Description of Procedure for Estimating Reserves

Reserves were estimated by taking coal thickness information from drill holes, trench samples or actual mining data, applying a density factor, recovery factor and the area in acres on which the coal lies. Geologic Quadrangle maps were used to estimate the outcrop of a particular seam. Mined out areas were obtained from aerial photographs, archived mine maps located on the state’s website and in some cases, actual field reconnaissance.  The presence of houses, commercial structures, roads, railroads, utility structures, etc., were considered in calculating reserves.

The specific criteria used in calculating the reserves were: actual seam thickness, actual mineable acres, a density of 135 tons/acre/inch, a recovery factor of 80% for surface reserves, 35% for auger reserves and 50% for underground reserves.

Legal Proceedings

No legal proceedings were initiated or served upon the Company in the fiscal year ending March 31, 2011.

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

Period Ending	High	Low
June 30, 2011	0.37	0.11
March 31, 2011	0.50	0.10
December 31, 2010	0.68	0.42
September 30, 2010	1.20	0.41
June 30, 2010	2.70	0.81
March 31, 2010	4.61	2.25
December 31, 2009	5.05	1.36
September 30, 2009	1.38	1.26
June 30, 2009	0.25	0.25

Common stock

Total shares outstanding as of July 13, 2011 were 88,862,983 held by approximately 49 shareholders of record; 59,492,200 Common shares are restricted and an undetermined number of holders in street name (Cede&Co) hold 29,370,783 Common shares.  Nevada Agency & Transfer Company Limited, Suite 880, 50 West Liberty Street, Reno, Nevada, 89501, is the registrar and transfer agent for our common shares.

Dividend Policy

Americas Energy Company-AECo has never paid a cash dividend on its common stock. The Company does not anticipate paying any cash dividends on its common stock in the next 12 month period. The payment of any dividends is at the discretion of the Board of Directors.

Recent Sales of Unregistered Securities

On February 19, 2011, the Company authorized the issuance of 400,000 shares of its common stock valued at $198,667 to a former director in exchange for the cancelation of convertible note with the principal balance of $100,000.

On March 30, 2011, the Company granted the issuance of 2,000,000 shares in exchange for the cancellation of a note payable with the principal balance due of $500,000 and accrued interest of $37,167. The fair value of the shares issued was $560,000.

On May 1, 2011, the Company issued a total of 5,243,388 shares of its common stock to officers, employees, and a director of the Company as compensation. The Recipients were Ron Scott 1,031,287 shares, John Gargis 1,031,287 shares, Christopher Headrick 1,280,814 shares, Hershel Hayden 900,000 shares and John Hayes 1,000,000 shares.

On June 1, 2011, The Company issued of 1,000,000 shares of its common stock to Hong Duan an employee of the Company as compensation.

July, 1, 2011 The Company issued of 1,000,000 shares of its common stock to James Liu a director and employee of the Company as compensation.

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

Options

In January 2011, the Company granted its Vice President of Production and an additional employee options to purchase a variable number of the Company’s common stock at a total aggregate purchase price of $164,000. Under the terms of the option grants, the purchase price was locked in based upon the formula of purchasing a total of 400,000 shares at an exercise price of $0.41 per share. The options expire two years after the date of grant. The options were subsequently cancelled on May 1, 2011 concurrent with and in partial consideration of a stock grant to the same two employees.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following contains forward-looking statements that involve risks and uncertainties, as described below. Americas Energy Company-AECo (the “Company”, “we”, “us” or “our”) actual results could differ materially from those anticipated in these forward-looking statements. The following discussion should be read in conjunction with the unaudited financial statements and notes thereto and the Plan of Operation included in this Annual report on Form 10-K for the year ended March 31, 2011.

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

Explanatory Note

On January 21, 2010, Americas Energy Company, a private Nevada corporation. (“AEC”) and Americas Energy Company-AECo, (formerly Trend Technology Corporation) (“AECo”) merged, with AECo continuing as the surviving legal corporation of the Merger. For accounting purposes, the Merger is treated as a “reverse acquisition” with AEC considered the accounting acquirer. Accordingly, AEC’s historical financial statements are included in periodic filings of AECo subsequent to the Merger. The results of operations and cash flows for the year ended March 31, 2010 include the results of operations from AECo for the period July 13, 2009 (Inception) to January 21, 2010 and include the results of operations of the combined company for the period of January 21, 2010 to March 31, 2010. The financial results for the year ended March 31, 2010 include only the period from Inception (July 13, 2009) to March 31, 2010.

Results of Operations

Fiscal 2011 Compared to Fiscal 2010

The following table presents the Company’s consolidated revenues and operating results for the fiscal years ended March 31, 2011 and 2010:

				Percent
	For the Year	From Inception	Change	Change
	Ended	(July 13, 2009)	Fiscal 2011	Fiscal 2011
	March 31,	Through	Compared to	Compared to
	2011	March 31,	Fiscal 2010	Fiscal 2010
REVENUES
Coal sales and related income	$6,787,212	$3,539,940	$3,247,272	91.73%
Other income	42,730	38,804	3,926	10.12%
Total revenues	6,829,942	3,578,744	3,251,198	47.60%

OPERATING EXPENSES
Cost of sales (exclusive of accretion,
depreciation and depletion)	6,020,591	3,176,573	2,844,018	89.53%
Accretion, depreciation and depletion	818,006	33,792	784,214	2320.71%
Compensation expense	4,279,551	489,665	3,789,886	773.98%
Professional fees	256,633	87,792	168,841	192.32%
General and administrative expenses	624,722	195,480	429,242	219.58%
Impairment loss	12,525,894	256,522	12,269,372	4782.97%
Total operating expenses	24,525,397	4,239,824	20,285,573	4282.97%

Loss from operations	(17,695,455)	(661,080)	(17,034,375)	478.45%

OTHER INCOME (EXPENSES)
Interest expense	(1,003,343)	(9,284,333)	8,280,990	(89.53%)
Gain on bargain purchase	-	89,143	(89,143)	-
Gain on disposition of asset	7,927	-	7,927	-
Gain (loss) on extinguishment of debt	18,118,269	(71,830)	18,190,099	-
Total other income (expenses)	17,122,853	(9,267,020)	26,389,873	154.12%

INCOME (LOSS) BEFORE INCOME TAXES	$(572,602)	$(9,928,100)	$9,355,498	(1633.86)%

During the year ended March 31, 2011, we have generated $6,829,942 in total revenue which is comprised of sales of coal and oil compared to our total sales during fiscal 2010 of $3,578,744. The total coal production sold during fiscal year 2011 was 107,438 tons as compared to 42,761 tons sold in the prior fiscal year. During both periods, are oil production was minimal. As indicated above, we had a short fiscal year in 2010 as we did not commence production until November 2009.

Our operating expense during fiscal year 2010 included professional fees of $256,633 compared to $87,792. The increase in fiscal year 2011 compared to 2010 is due to a full year of audit and legal costs associated with our public filings as opposed to the costs we incurred in the previous short period, The increase in general and administrative expenses in fiscal 2010 compared to fiscal 2009 is due to a full year of operations as compared to the short year of operations in 2010. Our impairment loss of $12,525,894 pertains to our impairment analysis of coal reserves acquired in our acquisition of Evan’s Coal Company.

Our interest expense in fiscal year 2009 of $9,284,333 includes a beneficial conversion feature of $9,000,000 relating to the issuance of convertible debt.  Our gain on extinguishment of debt in 2010 totaling $18,118,269 includes $18,235,497 of gain we recognized in the extinguishment of the obligation we initially owed the Evans family on the purchase of Evans Coal. We also recognized losses of $117,228 in issuances of our common stock to a former director in the cancellation of debt due him and also from the cancelation of payables due for legal and accounting services.

Liquidity and Capital Resources

During the fiscal year ended March 31, 2011, net cash provided by operating activities totaled $92,432. Net cash used in investing activities totaled ($1,391,902) included ($833,461) paid in the development of mineral properties and related capital improvements, ($384,839) to purchase equipment and make improvements on our building, ($13,602) invested in certificate of deposits that we pledged against reclamation permits, ($150,000) investment in Proton Power, a privately held company, and $(10,000) in a loan we made to an unrelated party. Financing activities provided a total of $767,761 of  which $277,419 relate to net advances received on our term loan, $100,000 was received from a director through the issuance of a convertible note, $70,000 from advances from an officer, $500,000 from loans made from a shareholder, ($12,823) in principal payments on a capital lease obligations and ($166,835) in principal payments on notes payable. The resulting change in cash for the period was a decrease of ($531,709). The cash balance at the beginning of the fiscal year totaled $542,331. The cash balance at the end of the fiscal year totaled 10,622.

From Inception (July 13, 2009) to the period ended March 31, 2010, net cash used in operating activities totaled $431,553. Net cash used in investing activities totaled ($7,962,653) which included ($815,997) paid to acquire mineral properties and related capital improvements, ($7,000,000) paid in connection with our acquisition of Evans Coal Company, ($46,656) to purchase equipment used in our operations and we made a ($100,000) investment in Proton Power. Financing activities provided a total of $8,936,537, which included $9,000,000 in proceeds from the issuance of convertible debentures, and $6,935 in our acquisition of Evan less ($70,398) in principal payments on a capital lease obligations The resulting change in cash for the period was an increase of $542,331. Cash at the beginning of the period totaled $0 and the increase resulted in $542,331 in cash at the end of the period ending March 31, 2010.

Critical components of our operating plan impacting our continued existence are the net revenue generated from the production and sale of coal and the ability to obtain additional capital through additional equity and/or debt financing.

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

Plan of Operation

Americas Energy Company-AECo with offices located in Knoxville, Tennessee currently operates surface mines in southeastern Kentucky. Americas Energy Company holds Evans Coal Corp. as a wholly owned subsidiary. The company owns or controls by lease mineral rights and currently operates by use of contractors, one surface mines in Bell County and one in Knox County, Kentucky. Their primary product is a high BTU, mid-sulfur steam coal.

Evans Coal Corp. was organized in Kentucky on July 9, 1987 and is engaged in the business of mining high grade coal from its property located in Bell County, Kentucky. The company holds various leases and permits to mine those lease rights. The company owns a variety of mining equipment consisting of trucks, loading, drilling, dozers and other heavy equipment for use in its mining operations.

Americas Energy Company currently has two mining complexes, one located in Kentucky and one in Tennessee. A mining complex is defined as all mines that supply a single wash plant. These complexes blend, process and ship coal that is produced from one or more mines. Americas Energy Company presently uses two distinct extraction techniques: dozer and front-end loader surface mining and auger mining. In 2009, all of Americas Energy Company’s production was shipped via truck to various locations for purchase. Beginning in 2010 the Company has made additional shipments of coal via unit train. In 2011 we primarily shipped via truck to various locations for purchase.

In addition to direct production, the company on occasion, has brokered coal and will continue to do so when profitable opportunities exist.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

Americas Energy Company- AECo

Financial Statements

Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Americas Energy Company-AECo
Knoxville, Tennessee

We have audited the accompanying consolidated balance sheets of Americas Energy Company-AECo. (the “Company”) as of March 31, 2011 and 2010, and the related consolidated statements of operations, statement of stockholder’s equity and cash flows for the year  ended March 31, 2011 and the period from inception (July 13, 2009) through March 31, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2011 and 2010, and the results of its operations and its cash flows for  the year  ended March 31, 2011 and for the period from its inception (July 13, 2009) through March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Weaver & Martin, LLC
Weaver & Martin, LLC
Kansas City, Missouri
July 15, 2011

AMERICAS ENERGY COMPANY - AECo
CONSOLIDATED BALANCE SHEETS

	March 31,
	2011	2010
ASSETS
Current assets
Cash	$10,622	$542,331
Trade receivables	-	256,377
Other receivables	10,000	-
Prepaid expense	23,329	103,913
Deferred tax asset	-	718,150
Total current assets	43,951	1,620,771

Property, plant, and equipment	5,811,743	4,454,133
Less accumulated depreciation	(578,637)	(6,830)
Property, plant, and equipment, net	5,233,106	4,447,303

Other assets
Capitalized mining properties	17,628,588	29,516,393
Investment in unconsolidated subsidiary	250,000	100,000
Certificates of deposit - pledged	1,594,110	1,580,508
Goodwill	742,000	742,000
Total other assets	20,214,698	31,938,901

TOTAL ASSETS	$25,491,755	$38,006,975

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Accounts payable	$466,130	$296,013
Accrued expenses	93,051	132,835
Line of credit	277,419	-
Notes payable - related party	70,000	-
Current maturities of long-term debt	27,699	859,814
Current portion of capital lease obligations	13,943	13,091
Loans payable	1,198,685	1,198,685
Total current liabilities	2,146,927	2,500,438

Asset retirement obligations	1,339,573	1,296,674
Accrued royalty	7,291,321	5,676,000
Deferred tax liability - long-term	-	15,375
Long-term portion of capital lease obligations	18,060	31,736
Long-term debt	853,764	19,140,141
Total long-term liabilities	9,502,718	26,159,926

Total liabilities	11,649,645	28,660,364

Commitments and contingencies	-	-

Stockholder's equity
Common stock; $0.0001par value; 100,000,000 shares
authorized; 81,619,595 issued and outstanding at March 31, 2011	8,162	7,052
and 70,524,595 shares issued and outstanding on March 31, 2010
Additional paid in capital	24,836,380	19,066,614
Retained deficit	(11,002,432)	(9,727,055)
Total stockholder's equity	13,842,110	9,346,611

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$25,491,755	$38,006,975

AMERICAS ENERGY COMPANY - AECo
CONSOLIDATED STATEMENT OF OPERATIONS

		From Inception
	For the Year	(July 13, 2009)
	Ended	Through
	March 31,	March 31,
	2011	2010
REVENUES
Coal sales and related income	$6,787,212	$3,539,940
Other income	42,730	38,804
Total revenues	6,829,942	3,578,744

OPERATING EXPENSES
Cost of sales (exclusive of accretion, depreciation and depletion)	6,020,591	3,176,573
Accretion, depreciation and depletion	818,006	33,792
Compensation expense (including stock based in 2011 of $3,688,388
and $200,000 in 2010)	4,279,551	489,665
Professional fees	256,633	87,792
General and administrative expenses	624,722	195,480
Impairment loss	12,525,894	256,522
Total operating expenses	24,525,397	4,239,824

Loss from operations	(17,695,455)	(661,080)

OTHER INCOME (EXPENSES)
Interest income	-	-
Interest expense	(1,003,343)	(9,284,333)
Gain on bargain purchase	-	89,143
Gain on disposition of asset	7,927	-
Gain (loss) on extinguishment of debt	18,118,269	(71,830)
Total other income (expenses)	17,122,853	(9,267,020)

INCOME (LOSS) BEFORE INCOME TAXES	(572,602)	(9,928,100)

PROVISION FOR INCOME TAXES (BENEFITS)	(702,775)	201,045

NET INCOME (LOSS)	$(1,275,377)	$(9,727,055)

PER SHARE DATA
Basic and diluted income (loss) per common share	$(0.02)	$(0.36)
Basic and diluted weighted average common shares outstanding	74,294,127	26,861,911

AMERICAS ENERGY COMPANY, INC.
(Formerly Trend Technology Corporation)
STATEMENT OF STOCKHOLDERS' EQUITY
FROM INCEPTION (JULY 13, 2009) THROUGH MARCH 31 2011

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
BALANCE - July 13, 2009 (Inception)	-	$-	$-	$-	$-
Founder share issuance	33,000,000	3,300	196,700	-	200,000
Offering costs			(35,000)		(35,000)
Recapilazation on reverse acquisition	20,524,595	2,052	739,948	-	742,000
Beneficial conversion features on
issuances of convertible debt	-	-	3,492,515	-	3,492,515
Discount realized on Warrant grants	-	-	5,506,737	-	5,506,737
Conversions of debt to common shares	17,000,000	1,700	9,165,714	-	9,167,414
Net loss	-	-	-	(9,727,055)	(9,727,055)

BALANCE - March 31, 2010	70,524,595	7,052	$19,066,614	(9,727,055)	9,346,611

Shares issued for prepaid interest	25,000	3	26,247	-	26,250
Shares issued for services	3,293,298	330	3,477,858	-	3,478,188
Shares issued in settlement of debt	376,702	37	153,845	-	153,883
Shares issued for cancellation of RJCC obligation	5,000,000	500	1,167,664	-	1,168,164
Shares issued on cancel of convertible debt	2,400,000	240	758,427	-	758,667
Compensation recognized on option grants	-	-	115,058	-	115,058
Beneficial conversion features on
issuances of convertible debt	-	-	70,666	-	70,666
Net loss				(1,275,377)	(1,275,377)

BALANCE - March 31, 2011	81,619,595	$8,162	$24,836,380	$(11,002,432)	$13,842,110

AMERICAS ENERGY COMPANY - AECo
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	July 13, 2009
	Ended	(Inception) to
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(1,275,377)	$(9,727,055)
Adjustment to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Gain (loss) on extinguishment of debt	(18,118,269)	71,830
Impairment loss	12,525,894	256,522
Gain on bargain purchase	-	(89,143)
Gain on disposal of asset	(7,927)	-
Accretion, depreciation and depletion	818,006	13,277
Shares issued for services	3,553,330	200,000
Options issued for services	115,058	-
Shares issued for interest	63,417	52,691
Amortization of discount on convertible debentures	70,666	9,000,000
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	256,377	(256,377)
Decrease (increase) in prepaid expenses	80,584	(87,911)
Decrease (increase) in deferred tax asset	718,150	(216,420)
Increase in accounts payable	253,130	296,012
Increase in accrued expenses	273,121	119,131
Accrued interest added to principal	781,647	-
Decrease in deferred tax liability	(15,375)	15,375
Increase in asset retirement obligation	-	20,515
Net cash provided by (used in) operating activities	92,432	(331,553)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in certificates of deposit	(13,602)	-
Investment in note receivable	(10,000)	-
Investment in capital stock	(150,000)	(100,000)
Purchase of property, plant and equipment	(384,839)	(46,656)
Purchase of subsidiary	-	(7,000,000)
Additions to capitalized mineral properties	(833,461)	(815,997)
Net cash used in investing activities	(1,391,902)	(7,862,653)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received in acquisition of subsidiary	-	6,935
Proceeds from line of credit, net	277,419	-
Proceeds from convertible debt - related party	100,000	9,000,000
Proceeds from note payable - related party	570,000	-
Payment of obligation under capital lease	(12,823)	(70,398)
Payment on note payable	(166,835)	-
Net cash provided by financing activities	767,761	8,936,537

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(531,709)	742,331

CASH AND CASH EQUIVALENTS - beginning of period	542,331	-

CASH AND CASH EQUIVALENTS - end of period	$10,622	$742,331

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$78,577	$39,905
Income taxes paid	$-	$-

AMERICAS ENERGY COMPANY - AECo
(Formerly Trend Technology Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

Supplemental disclosures of non-cash investing and financing activities:

In May 2010, the Company purchased a commercial building for $975,000. Under the terms of the agreement, the Company made a down payment of $20,956 (See Note 8).

In May 2010, the Company issued 25,000 shares of its common stock to a director as interest in connection with a $100,000 loan he made to the Company. The 25,000 shares were valued at their respective market value on date of issuance totaling
$26,250 which was being amortized and charged to operations over the six month term of the loan. The director has the right to convert all or a portion of the $100,000 loan into common shares of the Company at a conversion price of $0.75 per share.
The Company recognized a beneficial conversion feature of $70,666 which was accounted for a discount against the $100,000 principal balance of the note.
The discount was amortized and charged to interest expense over the six month term of the loan In March 2011, the principal balance of the note was converted into 400,000 shares of the Company's common stock and the Company recognized a loss on the conversion of $98,667 that was charged to operations .(See Note 11).

In September 2010, the Company negotiated a new agreement with the shareholders of Evans Coal Company relating to the purchase of Evans. Under the new terms, the $25,000,000 promissory note and 2% finders fee were canceled. The Company recognized a gain on the extinguishment of this debt amounting to $18,235,497 which was credited to operations and included in the net gain on modification of acquisition.

On October 25, 2010, the Company authorized the issuance of 5,000,000 shares of its common stock in exchange for the cancelation of its obligation to RJCC Group totaling
$1,168,164 on the acquisition of the mineral rights on the Bledsoe property. RJCC Group is partially owned by an officer of the Company. As Bledsoe is a related party, no gain or loss was recognized on the cancelation.

During the year ended March 31, 2011, the Company issued a total of 3,293,298 shares of its common stock to officers, employees consultants. And professionals for services rendered valued at $3,567,623. that was charged to operations. These shares were valued on their respective trading price on date of issuance.

During the year ended March 31, 2011, the Company issued 376,702 shares of its common stock in cancelation of past due professional fees totaling $58,332.
The Company valued the shares at their respective trading price on date of issuance and recognized a gain of $4,272 on the debt cancelation.

In January 2011, the Company granted an officer and an employee options to purchase a total of 400,000 shares of the Company's common stock at an exercise price of $0.41 per share. The options expire two years after the grant date. See Note 16.

AMERICAS ENERGY COMPANY - AECo
(Formerly Trend Technology Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

Supplemental disclosures of non-cash investing and financing activities:

In July 2009, the Company entered into an agreement to acquire mineral rights for the mining of coal from its Executive Vice President for payments totaling $1,250,000 of which the Company has paid $75,000. The remaining balance of $1,025,054 is payable in 49 monthly installments of $25,000 commencing in January 2010. As the terms of the purchase did not provide for interest on the installments, the Company imputed interest using an effective annual interest rate of 6% and discounted the remaining balance due to $1,025,054.

In October 2009, the Company entered into an agreement to lease a truck from that was accounted for as a capital lease with a fair value of $21,698 (See Note 8)

In January 2010, The Company acquired Americas Energy Company ("AECO")
through the issuance of 33,000,000 shares of its common stock in exchange for all of the outstanding shares of AECO. The transaction was accounting for as a reverse acquisition pursuant to ASC Topic 805-40 and the Company recognized goodwill amounting to $742,000 (See Note5)

In February 2009, the Company entered into an agreement to lease a truck from that was accounted for as a capital lease with a fair value of $21,377 (See Note 10)

In 2010, the Company received a total of $9,000,000 through the issuance of convertible promissory notes and warrants. The Company recorded a discount on the Notes based on the relative fair values of the conversion features and warrants totaling $7,439,024, which was charged to interest expense in March 2010 when the Note were converted into 17,000,000 shares of the Company's common stock.(See Note 12)

In March 2010, the Company acquired Evans Coal Corp. for $7,000,000 in cash a promissory note with a face value of $25,000,000 and agreed to pay a 2%
overriding royalty of all coal sales produced from the acquired reserves (See Note 11)

AMERICAS ENERGY COMPANY- AECo.
NOTES TO FINANCIAL STATEMENTS
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

As further discussed in Note 4, on March 31, 2010, the Company acquired all of the outstanding shares of Evans Coal Corp. (“Evans”) in exchange for $7,000,000 in cash, a $25,000,000 promissory note and a 2% overriding royalty on all coal sales generated from the properties acquired from Evans. Evans was organized in Kentucky on July 9, 1987 and is engaged in the business of mining high-grade steam coal from its properties located in Southeast Kentucky.

Since acquiring Evans, the Company determined that the reserves actually received in the acquisition were less than what was expected. Based upon the new information, management initiated negotiations with Evans whereby requesting a modification to the purchase price and terms of the original agreement. Pursuant to the agreed upon modifications effective September 28, 2010, Evans agreed to cancel the $25,000,000 promissory note present valued at $19,537,912 and the 2% overriding royalty valued at $5,647,293 in exchange for granting the former shareholders of Evans a $2 per ton royalty on all coal produced from the leases acquired as a result of this agreement, excluding the Cardinal lease on which a royalty of $1 per ton will be paid. The new royalty obligation was valued at $6,949,707. As of March 31, 2011, the Company recorded a gain on the agreement modification of $18,235,498, which is comprised of the present carry value of the promissory note together with accrued interest totaling $19,537,912 less the net increase in royalty obligation of $1,302,414. In addition, the Company recognized an impairment of $12,419,895, the original value of acquired reserved deemed impaired (See Note 4).

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

AMERICAS ENERGY COMPANY- AECo.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

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

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents.  The Company maintains cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2011, the Company’s cash balances did not exceed the FDIC limits.

Accounts Receivable – Accounts receivable are recorded at the invoiced amount and do not bear interest.  The Company evaluates the need for an allowance for doubtful accounts based on review of historical write-off experience and industry data.  As of March 31, 2011 and 2010, there was no allowance for doubtful accounts, since all of the Company’s receivables were subsequently collected.

Advanced Mining Royalties – Lease rights to coal lands are often acquired in exchange for royalty payments. Advance mining royalties are advance payments made to lessors under terms of mineral lease agreements that are recoupable against future production. These advance payments are deferred and charged to operations as the coal reserves are mined. The Company regularly reviews recoverability of advance mining royalties and establishes or adjusts the allowance for advance mining royalties as necessary using the specific identification method. In instances where advance payments are not expected to be offset against future production royalties, the Company establishes a provision for losses on the advance payments that have been paid and the scheduled future minimum payments are expensed and recognized as liabilities. Advance royalty balances are charged off against the allowance when the lease rights are either terminated or expire. As of March 31, 2011 and 2010, the Company had advanced royalties totaling $0 and $81,000, respectively, which are included on the balance sheet in prepaid expenses.

Property and Equipment – Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method and with useful lives used in computing depreciation ranging from 3 to 5 years. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized.

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

AMERICAS ENERGY COMPANY- AECo.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

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

Long-Lived Assets – The Company accounts for its long-lived assets in accordance with ASC Topic 360-10, Formerly SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  ASC Topic 360-10 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. During the period ended March 2011, the Company recognized an impairment expense relating to its coal reserves of $12,525,894. During the period ended March 2010, the Company recognized an impairment expense relating to its oil and gas property amounting to $256,522.

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

AMERICAS ENERGY COMPANY- AECo.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

rate is commensurate with the risk inherent in the projected cash flows and reflects the rate of return required by an investor in the current economic conditions. The Company estimates the fair value of goodwill using a number of factors, including the application of multiples and discounted cash flow estimates.

Goodwill of $742,000 as of March 31, 2010 and 2011 was acquired on January 21, 2010 in connection with the Company’s reverse Merger (Note 4). Due to the short period between the Merger and the annual impairment testing date and the absence of any impairment indicators between the date of acquisition and March 31, 2010 related to the goodwill acquired, the Company did not test the newly acquired goodwill for impairment. The Company determined that goodwill was not impaired as of March 31, 2011.

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

Revenue Recognition – The Company earns revenues primarily through the sale of coal, but also earns revenue from the sale of oil and the leasing of its equipment. The Company recognizes revenues utilizing the following general revenue recognition criteria: 1) pervasive evidence of an arrangement exists; 2) delivery has occurred; 3) the price to the buyer is fixed or determinable; and 4) collectability is reasonably assured.

Delivery of coal sales is determined to be complete for revenue recognition purposes when title and risk of loss has passed to the customer in accordance with stated contractual terms and there is no future obligations related to the shipment. Title generally passes as the coal is loaded into transport carriers for delivery to the customer.

AMERICAS ENERGY COMPANY- AECo.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

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

Potential common shares at March 31, 2011 comprised of 9,000,000 Warrants and 400,000 options. The options were subsequently cancelled on May 1, 2011.

NOTE 2 – RECENT ACCOUNTING PRONOUNCMENTS

We do not believe there are any recently issued accounting standards that have not yet been adopted that will have a material impact on the Company’s financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $1,275,377 for the year ended March 31, 2011.  In addition, at March 31, 2011, the Company had negative working capital  of $2,102,976 and an accumulated deficit of $11,002,432.

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

AMERICAS ENERGY COMPANY- AECo.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 4 – BUSINESS COMBINATIONS

Americas Energy Company – AECo (formerly Trend Technology Corp.)
On January 21, 2010, the Company completed its Merger with Americas Energy Company “AEC”), a private Nevada corporation. In accordance with the Definitive Merger Agreement, AECo, acquired 100% of the outstanding shares of AEC in exchange for 33,000,000 shares of its common stock or 62% ownership interest in AECo whereby causing AEC shareholders to receive a majority of the voting rights in the combined entity. For accounting purposes, the acquisition was treated as a recapitalization and AEC is reflected as the acquirer of AECo (a reverse acquisition). Accordingly, the 20,524,595 common shares held by the Company’s shareholders were deemed to have been issued by AEC in exchange for the Company’s identifiable net assets at the date of acquisition.

Pursuant to the terms of the Merger Agreement, upon completion of the business combination, all of the assets of AECo on January 21, 2010, were sold at the closing for a sum of $1. As a result of the asset sale, no assets or liabilities were acquired or assumed in connection with the reverse merger. Therefore the Company has recorded $742,000 of goodwill which represents the estimated the fair value of the consideration given in the form of 33,000,000 shares of the Company common stock. In addition, it was agreed that the surviving Company had received financing in the amount of $2,000,000, which is convertible upon closing at $0.75 per share. (See Note 12)

Evans Coal Corp.
On March 31, 2010, we completed our February 6, 2010, Agreement and Plan of Merger with  Evans Coal Corp. (“Evan’s”), a private Kentucky corporation, by completing the acquisition of 100% of the outstanding common stock of EvansCC for a total purchase price of $32,000,000.  Pursuant to the agreement, the Company paid a total of $7,000,000 in cash with the remaining balance of $25,000,000 being secured by a promissory note, which includes an imputed interest rate, and matures on March 31, 2025. (See Note 11).

Pursuant to ASC 805, we have recognized the identifiable assets acquired and the liabilities assumed as follows:

At March 31,
2010
Consideration
Cash	$7,000,000
Promissory Note1	18,974,900
Fair value of total consideration transferred	$25,974,900

Recognized amounts of identifiable assets acquired and liabilities assumed 2
Financial assets	$1,587,443
Coal properties	27,767,525
Property, plant and equipment	4,362,650
Deferred tax assets	501,730
Financial liabilities	(8,155,305)
Gain on bargain sale	(89,143)
Total identifiable net assets	$25,974,900

AMERICAS ENERGY COMPANY- AECo.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

1	The fair value of the $25,000,000 promissory note issued as part of the consideration paid for Evans was fair valued utilizing the present value of the payment stream at a discount rate of 6.34%.
2
In conformity with ASC 805, the Company has allocated its purchase price of Evans based on the estimated fair value of the identifiable net assets acquired. The Company engaged the services of an independent business valuation firm to assist in its estimation of the fair values of the assets acquired and liabilities assumed.

The amounts of Evans revenue and expenses included in AECo’s consolidated income statement for the year ended March 31, 2010, and the unaudited revenue and net loss of the combined entity had the acquisition date been July 13, 2009 are:

	Revenue	Expenses
Actual from July 13, 2009 to March 31, 2010 1	$-0-	$-0-
Supplemental pro forma from
July 13, 2009 to March 31, 2010	$8,367,871	$9,248,511

1	As the acquisition was completed on March 31, 2010, the accompanying consolidated financial statements do not include any revenue or expenses of Evans.

Effective September 28, 2010, the former shareholders of Evans and the Company agreed to modify the terms of the purchase due to newly found information concerning the mining reserves acquired  in the merger. Under the modified terms, the $25,000,000 obligation under the promissory note with a present value on September 28, 2010 of $19,535,854 and the 2% overriding royalty valued at $5,647,293 were canceled in in exchange for granting the former shareholders of Evans a $2 per ton royalty on all coal produced from the leases acquired as a result of this agreement, excluding the Cardinal lease on which a royalty of $1 per ton will be paid. The new royalty obligation was valued at $6,949,707 on the effective date. The Company recorded a net gain on the modification of $5,815,602 which is comprised of the de-recognition of liabilities totaling $18,235,497 less $12,419,895, the original value of acquired reserved deemed impaired.

NOTE 5 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.  As of March 31, 2011 and 2010, the company exceeded the amounts insured by approximately $0 and $262,633, respectively.

Significantly, all of the Company’s revenues during the period ended March 31, 2011 and 2010 were derived from nine customers of whom three customers purchased approximately 95% and 92%, respectively of the Company’s total coal sales. Trade receivable balances at March 31, 2011 and 2010 was $0 and $256,377, respectively. The outstanding balances at March 31, 2010, were due from two customers of which one owed 71% of the total.

AMERICAS ENERGY COMPANY- AECo.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

All of the Company’s coal mining during the periods was subcontracted to three operators.

NOTE 6 – PROPERTY, PLANT, EQUIPMENT AND MINING DEVELOPMENT

Property, plant, and equipment at March 31, 2011 and 2010, consist of the following:

	Useful	March 31,
	Life	2011	2010
Land		$244,348	$-
Building and improvements	5 to 20 years	768,886	-
Mining and transportation equipment	5 to 10 years	4,727,771	4,386,906
Trucks held under capital leases	3 years	49,439	49,439
Office equipment	3 to 5 years	21,299	17,788
		5,811,743	4,454,133
Less accumulated depreciation and depletion		(578,637)	(6,830)
		$5,233,106	$4,447,303

Depreciation expense at March 31, 2011 and 2010 totaled $579,734 and $6,830, respectively. Depletion expense for the year ended March 31, 2011 totaled $123,589. Depletion expense for the period ended March 31, 2010 totaled $6,447.

Mining properties at March 31, 2011 consisted of the following:

Mining properties	$17,758,624	$29,522,840
Less accumulated depletion	(130,036)	(6,447)
	$17,628,588	$29,516,393

Depletion expense for the year ended March 31, 2011 totaled $123,589. Depletion expense for the period ended March 31, 2010 totaled $6,447.

NOTE 7 – GOODWILL

Balance at July 13, 2009 (Inception)	$-0-
Increase in goodwill due to merger (See Note 4)	742,000
Balance at March 31, 2010 and 2011	$742,000

AMERICAS ENERGY COMPANY- AECo.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 8 – OTHER ASSETS

Investment in unconsolidated subsidiary

As of March 31, 2011, the Company owns 250,000 shares of Proton Power, Inc., and subsidiaries (“Proton”) that it acquired for $250,000. The 250,000 shares represent approximately 2.2% of the total outstanding shares of Proton. Proton is located in Lenoir City, Tennessee and is in the process of developing hydrogen based power systems that it will manufacture and sale to business customers with access to cellulosic biomass or cellulosic waste streams such as woody waste, agricultural by-products, and paper waste.

Proton is privately held and the Company is accounting for its $250,000 investment under the cost method pursuant to ACS 325-20 “Cost method investment”. As of March 31, 2011, the Company has not evaluated its investment in Proton for impairment.

Investment in certificate of deposits

On March 31, 2010, the Company acquired $1,580,508 in certificates of deposit in connection with its acquisition of Evans Coal Corp., which are offset against an assumed liability to the former president of Evans in the amount of $1,198,685.  The certificates of deposit are pledged as collateral for future reclamation costs attributable to the mining permits acquired through the aforementioned acquisition.  From the date of the modified purchase agreement of Evans, all interest earned on the certificate of deposits is being distributed to the seller. During the year ended March 31 2011, the Company increased its investment in certificates of deposits by $13.600. The new certificates are also pledged as collateral for mining permits. The balance of the investments at March 31, 2011 totaled $1,594,110.

NOTE 9 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	March 31,
	2011	2010
Accrued royalties	$59,368	$58,509
Taxes payable	-	29,590
Employee benefits	31,705	31,032
Other	1,978	13,704
Total accrued expenses and other current liabilities	$93,051	$132,835

NOTE 10 – OBLIGATIONS UNDER CAPITAL LEASE

The Company is leasing two Ford F150 trucks under capital leases. The assets and related obligations have been recorded at the present value of the minimum lease payments. The capitalized costs of the trucks are $49,439, which is being depreciated over their estimated useful lives of 3 years. The leases are payable in payments of $3,883 per quarter. The imputed interest

AMERICAS ENERGY COMPANY- AECo.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

rate on the capital leases is 6%.  The discounted balance due on the leases at March 31, 2011 and 2011 totaled $32,003 and $44,827, respectively. The net book of the value of these leased trucks as of March 31, 2011 amounted to $29,621, which is net of accumulated depreciation of $19,818. The net book of the value of these leased trucks as of March 31, 2010 amounted to $46,100, which is net of accumulated depreciation of $3,339.

Minimum future lease payments under the capital lease at March 31, 2011 and for each year of the lease are as follows:

2012	$15,534
2013	11,614
2014	7,636
Total minimum future lease payments	34,784
Less: amount representing interest	(2,781)

Present value of minimum
Future lease payments	$32,003

Imputed interest charged to operations on these leases for the year ended March 31, 2011 amounted to $2,715. Depreciation expense on the leased trucks totaled $16,479 for the year ended March 31, 2011, and is included in accretion depreciation and depletion expense in the accompanying consolidated statement of operations.

Imputed interest charged to operations on these leases for the period ended March 31, 2010 amounted to $857. Depreciation expense on the leased trucks totaled $3,339 for the period ended March 31, 2010, and is included in accretion depreciation and depletion expense in the accompanying consolidated statement of operations.

NOTE 11 – NOTES AND LOANS PAYABLE

Evans Coal Corp.
On March 31, 2010, the Company finalized its acquisition of all of the outstanding shares of Evans Coal Corp (“Evans”). Pursuant to the terms of the purchase, the Company issued a $25,000,000 promissory note payable initially in consecutive monthly payments at the rate of ($5.00) Dollars per short ton of coal mined, sold and shipped by the Company with the first payment being due in April 2010. Commencing in March 2011, the Company was required to make monthly payments of the greater of $5.00 per short ton or a minimum quarterly payment of $500,000 through maturity. Further, Evans has stipulated in the agreement that in the event the Company was unable to obtain all coal mining regulatory permits on the leasehold area known as the Breathitt County Project by December 31, 2016, then the note shall be reduced in principal by $5,000,000. The assets acquired from Evan’s have been pledged as collateral on this obligation. Based on the terms of the Note, the face value of $25,000,000 was inclusive of imputed simple interest at the applicable Federal Rate of 4.37%. In accordance with ASC 835, the Company present valued the obligation utilizing a fair market rate of 6.34% to $18,974,900.

As part of the aforementioned Acquisition Agreement, the Company assumed a note payable to the former President of Evans in the amount of $1,198,685. The note is non-interest bearing and due on demand.

AMERICAS ENERGY COMPANY- AECo.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

As discussed previously, the terms of the acquisition were modified effective September 28, 2010, and the $25,000,000 note was canceled.  Imputed interest charged to operation during the year ended March 31, 2011 totaled $578,616.   The discounted balance of the noted cancelled including accrued imputed interest totaled $19,237,387.

Bledsoe Acquisition – Related party
On July 27, 2009, the Company entered into an Assignment of Mineral Lease with RJCC#1 (“RJCC”), a Tennessee Partnership whereby RJCC agreed to assign their interest in mineral leases located in Bledsoe County Tennessee in exchange for $1,250,000. Pursuant to the terms of the agreement, $25,000 was paid upon the execution of the Agreement and the remaining balance was payable in 49 monthly installments of $25,000 each beginning on January 1, 2010. As the terms of the Agreement did not provide for interest on the installments, in accordance with ASC Topic 835, the Company imputed interest using an effective annual interest rate of 6% and discounted the balance due to $1,086,801. Imputed interest charged to operations for the period ended March 31, 2010, totaled $38,253. The balance of the obligation at March 31, 2010, totaled $1,025,055.

On October 25, 2010, the Company agreed to issue 5,000,000 shares of its common stock valued at $2,300,000 to RJCC, a related party, in exchange for cancelling the remaining obligation of $1,168,163, inclusive of accrued imputed interest. The Company recorded additional paid in capital of $1,168,163 and disregarded the loss in settlement of $1,131,837 pursuant to the guidance of ASC 850.

RJCC is owned by family members of management.

Note Payable – Related Parties

On May 2010, the Company borrowed $500,000 from a shareholder that is evidenced by a Promissory Note. Under the original terms of the note, the loan was assessed interest at an annual rate of 10%, and is secured by the Company’s assets.  The principal and accrued interest were initially fully due and payable on September 1, 2010; however, the note holder agreed to extend the maturity date to March 1, 2011 and reduce the interest rate to 8% per annum. Accrued interest for the year ended March 31 2011 totaled $37,167 which was charged to operations. On March 30, 2011, the Company issued 2,000,000 of its common stock in full cancellation of the $537,167 balance then due on the note. The common shares issued were valued at their market value of $560,000 and the Company recognized a loss of $22,833 on the debt cancellation which was charged to operations and is included in gain (loss) on extinguishment of debt.

On May 19, 2010, the Company received $100,000 from a former director through the issuance of a convertible promissory note. Under the terms of the note, the Company issued 25,000 shares of its common stock as interest. The common shares were valued at their respective trading price on the date of the loan amounting to $26,250, which was charged to operations as interest expense. While the loan was outstanding, the director has the option to convert all or a portion of the $100,000 due into shares of the Company’s common stock at a conversion price of $0.75 per share.

AMERICAS ENERGY COMPANY- AECo.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

As the conversion price was less the trading price of the Company’s common stock on the date of the note, the Company recognized a beneficial conversion feature of $70,666 pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options” that was recorded as a discount against the $100,000 principal balance due with an offsetting credit to equity. The discount was fully charged to operations as interest expense.

On February 4, 2011, the balance of the Note was cancelled through the issuance of 400,000 shares of the Company’s common stock. The common shares issued were valued at their fair value of $198,666 and the Company recognized a loss on the debt extinguishment of $98,666 which was charged to operations and is included in gain (loss) on extinguishment of debt,

Term Loan

On December 29, 2010, $300,039 due a vendor for equipment maintenance and acquisitions was converted into a line of credit with an available limit of $325,000. The line of credit, is assessed interest at an annual rate of 11.25% and is payable in monthly installments of $14,188 until the balance and accrued interest are fully paid.  As of March 31, 2011, the Company had available credit of $47,581 and an outstanding balance on this line of credit of $277,419. Interest charged to operations during the year ended March 31, 2011 totaled $8,704

Mortgage Payable

On May 10, 2010, the Company acquired a commercial building where its corporate offices are now located. The property was purchased for $975,000 and included a down payment of $20,956. The remaining balance of $962,763 is assessed interest at an annual rate of 6% and is payable in 60 monthly installments of $6,985 commencing August 10, 2010. Per the terms of the note, the Company made an additional payment of $63,015 for the reduction of principal. The unamortized principal balance and accrued interest of approximately $764,756 will be fully due and payable on April 10, 2015. Interest charged to operations on this obligation for the year ended March 31, 2011 totaled $49,973. The balance of the note at March 31, 2011 totaled $881,463.

Loan Payable – Related Party

During the year ended March 31, 2011, the Company borrowed a total of $70,000 from an officer. The loans bear interest at a rate of 8%, are unsecured, and due on demand. Subsequent to March 31, 2011, the Company repaid the principal sum of $50,000.

The following are maturities of long-term debt for each of the next five years:

March 31,
2012	$27,699
2013	141,526
2014	35,144
2015	37,331
2016	639,763
Total	881,463
Less current portion	(27,699)
$853,764

AMERICAS ENERGY COMPANY- AECo.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 12 – CONVERTIBLE NOTES PAYABLE

During 2010, the Company received $2,000,000 pursuant to its January 21, 2010 reverse merger, in the form of a convertible promissory note. The promissory note is convertible at a rate of $0.75 per share and was assessed interest at a rate of 5%.

During 2010, the Company received a total of $7,000,000 through the issuance of convertible promissory notes with an assessed annual interest rate of 8% and maturing on various dates through August 25, 2012. Any time prior to maturity, the note holders had the right to convert any portion of the debt and accrued interest into shares of the Company’s common stock at conversion rate of $0.50 per share. As further consideration, the Company granted warrants to purchase 9,000,000 shares of its common stock at a strike price of $0.75 per share.  The Company incurred a loan fee in connection with this transaction totaling $150,000.

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

NOTE 13 – ASSET RETIREMENT OBLIGATION

As of March 31, 2011, the Company had recorded asset retirement obligation accruals for mine reclamation and closure costs totaling $1,339,574. These regulatory obligations are secured by certificates of deposit.

Changes in the asset retirement obligations from continuing operations were as follows:

	March 31,
	2011	2010
Total asset retirement obligation – beginning of period	$1,296,674	$-
Accretion for the period	114,683	20,515
Sites acquired during the period	-	1,276,159
Less liabilities settled	(71,783)	-
Total asset retirement obligations at March 31, 2010	$1,339,574	$1,296,674
Less current portion	-0-	-0-
Long-term portion	$1,339,574	$1,296,674

AMERICAS ENERGY COMPANY- AECo.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 14 – OTHER NON-CURRENT LIABILITIES

As of March 31, 2010, the Company recorded accrued royalties in the amount of $5,676,000 pursuant to its Acquisition agreement of Evans. The terms of the original agreement provided for a finder’s fee to be paid in the form of a 2% overriding royalty on all coal sales produced from Evans acquired leases and has been based on the following estimates: 1) Economically recoverable reserves; 2) Recovery period; and 3) Historical pricing. As discussed previously, under the modified terms of the acquisition agreement, a new royalty obligation will be paid to the former shareholders of Evans of $2 per ton on all coal produced from the leases acquired from Evans, excluding the Cardinal lease on which a royalty of $1 per ton will be paid. The Company adjusted the fair value of the royalty obligation to its estimated present value at March 31, 2010 of $6,949,707. The balance at March 31, 2011 including accretion of accrued net royalties was $7,291,321. Included in the March 31, 2011 balance are accrued royalties during the fiscal year of $411,170 net $69,556 of payments made during the year.

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

AMERICAS ENERGY COMPANY- AECo.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

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

The following table presents the fair value of financial instruments that are measured and recognized on a non-recurring basis classified under the appropriate level of the valuation hierarchy described above, as of March 31, 2011:

Liabilities measured at fair value at March 31, 2011	Level 1	Level 2	Level 3	Total
Nonrecurring:
Line of credit	$-0-	$277,419	$-0-	$277,419
Notes payable	-0-	$951,463	$-0-	$951,463
Loans payable - other	-0-	1,198,685	-0-	1,198,685

AMERICAS ENERGY COMPANY- AECo.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

Liabilities measured at fair value at March 31, 2010	Level 1	Level 2	Level 3	Total
Nonrecurring:
Notes payable	$-0-	$19,999,955	$-0-	$19,999,955
Loans payable - other	-0-	1,198,685	-0-	1,198,685

NOTE 16 – STOCKHOLDERS EQUITY

Common share issuances

In July 2009, the Company issued 33,000,000 shares to its founders for services rendered valued at $200,000.

In January 2010, the Company entered into an agreement to merge with Americas Energy Company- AECo,  formerly Trend Technology Corporation. The transaction was accounted for as a reverse acquisition and the Company valued the AECo outstanding common shares of 20,524,595 based upon the net book value of Company. The value of the shares issued exceeded the value of the net assets received and the difference of $742,000 was recorded as goodwill.

On March 31, 2010, the Company authorized the issuance of 17,000,000 shares of its common stock in consideration for the cancellation of convertible debt and related accrued interest totaling $9,167,414. As additional consideration to the convertible note holders, the Company granted them warrants to purchase a total of 9,000,000 shares of the Company’s common stock at a price of $0.75 per share. The warrants expire three years from the date of issuance.

On May 4, 2010, the Company issued 1,225,000 shares of its common stock for consulting services valued at $2,376,500 that was charged to operations.

On May 19, 2010, in connection with a $100,000 loan from a director received on May 19, 2010, the Company authorized the issuance of 25,000 shares of its common stock as interest with a fair value of $26,250.

On August 19, 2010, the Company authorized the issuance of 300,000 shares of its common stock for consulting services valued at $189,250 that was charged to operations.

On August 19, 2010, the Company authorized the issuance of 100,000 shares of its common stock in exchange for the cancellation of $65,000 due for legal services.

On August 19, 2010, the Company authorized the issuance of 40,000 shares of its common stock in exchange for the cancellation of $26,000 due for accounting services. The Company recognized a gain of $12,272 on the debt cancelation which was charged to operations and is included in gain from extinguishment of debt.

AMERICAS ENERGY COMPANY- AECo.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

On August 19, 2010, the Company authorized the issuance of 161,745 shares of its common stock to employees for services valued at $105,134 and was charged to operation and is included in compensation expense.

On September 2, 2010, the Company authorized the issuance of 600,000 shares of its common stock for consulting services valued at $264,000 that was charged to operations.

On September 13, 2010, the Company authorized the issuance of 250,000 shares of its common stock for consulting services valued at $147,500 that was charged to operations.

On October 22, 2010, the Company authorized the issuance of 5,000,000 shares of its common stock fair valued at $2,300,000 to RJCC, a related party in exchange for the cancelation of its obligation of $1,168,164 due in connection with its lease acquisition. The Company recorded additional paid in capital equal to the liability settled.

On October 23, 2010, the Company authorized the issuance of 500,000 shares of its common stock for consulting services valued at $265,000 that was charged to operations.

On October 26, 2010, the Company authorized the issuance of 96,000 shares of its common stock to employees for consulting services valued at $50,880 that was charged to operations.

On December 22, 2010, the Company authorized the issuance of 128,575 shares of its common stock to employees for services valued at $59,145 and was charged to operation and is included in compensation expense.

On December 22, 2010, the Company authorized the issuance of 36,702 shares of its common stock to a consultant for accounting services valued at $16,883 and was charged to operation.

On January 4, 2011, the Company authorized the issuance of 31,978 shares of its common stock for legal services valued at $15,030 that was charged to operations.

On February 19, 2011, the Company authorized the issuance of 400,000 shares of its common stock valued at $198,667 to a director in exchange for the cancelation of $100,000 convertible note (See note 11).

On March 30, 2011, the Company granted the issuance of 2,000,000 shares in exchange for the cancellation of a note payable with the principal balance due of $500,000 and accrued interest of $37,167. The fair value of the shares issued was $560,000. The difference of $22,883 has been recorded as a loss on debt settlement.

On March 31, 2011, the Company issued 200,000 shares of its common stock in cancellation of $40,000 of past due legal fees. The fair value of shares issued was $46,000 and has been recorded as compensation.

As additional consideration to the convertible note holders, the Company granted them warrants to purchase a total of 9,000,000 shares of the Company’s common stock at a price of $0.75 per share. The warrants expire three years from the date of issuance.

AMERICAS ENERGY COMPANY- AECo.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

Warrants

The following is a schedule of warrants outstanding:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Balance, July 13, 2009	-	$-	-	$-
Warrants granted	9,000,000	0.75	3 Years	-
Warrants expired	-	-		-
Balance, March 31, 2010	9,000,000	$0.75	3 Years	$-
Warrants granted	-	-		-
Warrants expired	-	-		-
Balance, March 31, 2011	9,000,000	$0.75	3 Years	$-

All the warrants are available for exercise at March 31, 2011.

Options

In January 2011, the Company granted its Vice President of Production and an additional employee options to purchase a variable number of the Company’s common stock at a total aggregate purchase price of $164,000. Under the terms of the option grants, the purchase price was locked in based upon the formula of purchasing a total of 400,000 shares at an exercise price of $0.41 per share. The options expire two years after the date of grant. The Company valued the options at $115,058 using the Black Scholes Option Model with a risk free interest rate of 0.98%, volatility of 124%, and trading price of $0.45 per share.
The $115,058 was charge to operations and is included in compensation expense.

The following is a schedule of options outstanding:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Balance, July 13, 2009	-	$-	-	$-
Options granted	-	-	-	-
Options expired	-	-		-
Balance, March 31, 2010	-	$-	-	$-
Options granted	400,000	0.41	2 years	-
Options s expired	-	-		-
Balance, March 31, 2011	400,000	$0.41	2 Years	$-

The 400,000 were cancelled on May 1, 2011.

AMERICAS ENERGY COMPANY- AECo.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 17 – INCOME TAXES

Deferred income tax assets and liabilities are computed annually for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

2011
U.S. statutory rate	34%
Related party forgiveness of debt	-
Valuation allowance	(34)%
Other	-
Effective tax rate	-

At March 31, the deferred tax asset and liability balances are as follows:

2011
Deferred tax asset:
Net operating loss	$(1,400,000)
Stock option expense	227,000
Long-term assets	8,346,000
Accrued royalties	2,500,000
9.673.000

Deferred tax liability – difference in basis long -term assets	(1,529,000)

Net deferred tax asset	8,144,000
Valuation allowance	(8,144,000)

Deferred tax asset (liability)	$-

The net change in the valuation allowance for 2011 was approximately $7,400,000.

AMERICAS ENERGY COMPANY- AECo.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

The Company has a net operating loss carryover of approximately $5,700,000  available to offset future income for income tax reporting purposes, which will expire in various years through 2031, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

We adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes.” We had no material unrecognized income tax assets or liabilities for the year ended March 31, 2011 or for the year ended March 31, 2010.

Our policy regarding interest and penalties assessed on income tax is to expense those items as general and administrative expense. During the years ended March 31, 2011 and for the period from inception (July 13, 2009) through March 31, 2010 there were no income tax interest and penalty items in the income statement, or as a liability on the balance sheet. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2004. We are not currently involved in any income tax examinations.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

NOTE 19 - RELATED PARTY TRANSACTIONS

Bledsoe Property – The Company acquired the mineral rights from RJCC Group 1, Inc. (“RJCC”).  RJCC is owned by the children of three members of the Company’s executive management team.  On October 25, 2010, the Company issued 5,000,000 shares of its common stock fair valued at $2,300,000 in exchange for full settlement of its obligation due totaling $1,168,164. The difference between the fair value of shares issued and the outstanding liability has been disregarded pursuant to ASC 850.

RJCC is owned by family members of management.

Upland Church Property – The Company acquired the mineral rights to property located in Bell County Kentucky from the Evans Coal Company (“Evans”).

On February 18, 2011, the Company issued 400,000 shares of its common stock to a director in exchange for the cancelation of $100,000 convertible note. The Company recognized a loss on the debt extinguishment of $98,666 which was charged to operations and is included in gain (loss) on extinguishment of debt.

AMERICAS ENERGY COMPANY- AECo.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 20 – SUBSEQUENT EVENTS

Convertible Line of Credit

On April 20, 2011, the Company entered into an investment agreement with Hanhong (Hong Kong) New Energy Holdings Limited (“Hanhong”) whereby Hanhong will lend up to $2,000,000 to the Company as evidenced by a convertible line of credit note. Amounts borrowed on the credit line are assessed interest at a rate of 16.66%. or the maximum interest allowed by law.  The outstanding principal and accrued interest is payable in monthly installments equal to $3.00 per ton of coal sold and shipped in the previous month. Unless earlier converted into common shares, the outstanding principal and accrued interest shall be fully due and payable on October 12, 2012. Advances on the credit line are available through October 31, 2011. Prior to maturity date, Hanghong can choose to convert from time to time, up to, but to not exceed, $2,000,000 of any accrued but unpaid interest or principal then outstanding into shares of the Company's common stock at a conversion price of $0.136815 per share. During any period where there is an outstanding balance, Hanhong has the right to purchase shares of the Company's common stock for cash at a price of $0.1368515 per share, provided, however, that the total number of shares converted and/or purchased may not exceed 14,618,401 common shares. The note is secured by all of the assets of the Company with the exception of the certificates of deposits totaling $1,594,110 that have been pledged against reclamation bonds.

In connection with the convertible line of credit note, the Company granted Hanhong warrants to purchase up to 2,000,000 shares of the Company’s common stock at a purchase price of $0.14 per share, up to an additional 2,000,000 shares of the Company’s common stock at a purchase price of $0.20 per share, and up to an additional 2,000,000 shares of the Company’s common stock at a purchase price of $0.25 per share. The warrants expire on April 19, 2013.

Sale of Oil Properties

On April 3, 2011, the Company entered into a letter of intent to sell its oil properties located in Cumberland County, Kentucky to RJCC Group 1. Under the terms of the agreement, RJCC paid a $100,000 non-refundable deposit. Upon consummation of the sale, RJCC will pay an additional $900,000 by providing the Company with a 40% interest in all oil and gas revenues generated from the property. The revenue interest ceases when the full $900,000 is paid.

Issuance of Common Shares

On May 1, 2011, the Company issued a total of 5,243,388 shares of its common stock to officers and employees of the Company as compensation valued at the shares’ market value on date of issuance of $1,520,583.

Pursuant to the terms of his employment agreement, on June 1, 2011, the Company issued 1,000,000 shares of its common stock to an officer of the Company as compensation valued at the shares’ market value on date of issuance of $200,000.

Pursuant to the terms of his employment agreement, on July 1, 2011, the Company issued 1,000,000 shares of its common stock to an officer, who is also a director of the Company as compensation valued at the shares’ market value on date of issuance of $180,000.

Changes In and Disagreements with Accountants on Accounting/Financial Disclosure

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure.

Controls and Procedures

Evaluation of Disclosures and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, the Company’s management including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Evaluation of Internal Controls and Procedures

Our management is responsible for maintaining effective internal control over financial reporting. Management is also responsible to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;
2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the registrant; and

3.
 Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

As of March 31, 2010, Management carried out an assessment of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2010 for the reasons discussed below:

1.
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

2.
We do not currently have full-time accounting personnel, which means we lack the requisite expertise in the key functional areas of finance and accounting. In addition, this means we do not have available personnel to properly implement control procedures.

3.	We did not have a functioning audit committee or outside independent directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

4.
We had not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are no employees and only one officer and director with management functions and therefore there is lack of segregation of duties.

5.
There is a strong reliance on the external auditors and contract accountant to review and adjust the annual and quarterly financial statements, to monitor new accounting principles, and to ensure compliance with GAAP and SEC disclosure requirement.

6.	There is a strong reliance on the external attorneys to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements

We have instituted certain procedures to mitigate our internal control risk which include

1.
Hiring an experienced chief financial officer. His duties include reviewing our current systems of internal controls and to implement new policies and procedures in those areas that he has determined are deficient.

2.
Assign accounting responsibilities to our outside accounting firm including the preparation of bank reconciliation and review of cancelled checks which will provide us with better segregation of accounting duties.

3.
Utilize a secured third party offsite server where agreements, customer and vendor invoices, bank statements and other relevant documents can be immediately uploaded so management and our legal and accounting experts have readily access. Utilizing this process will enhance our controls on document and information flow.

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

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Other Information

None.

Directors, Executive Officers and Corporate Governance

The directors and officers are as follows:

NAME	POSITION(S)	TENURE
Christopher L. Headrick	President and Director	January 22, 2010 to present
Dr. Hong Duan	CFO	May 24, 2010 to present
Dr. James Liu	V.P. and Director	May 24, 2011 to present
Ronald A. Scott	Executive Chairman and Director	May 7, 2010 to present
John W. Gargis	Executive Vice President	May 7, 2010 to present

Office Street Address:	243 N. Peters Rd.
Knoxville, Tennessee 37923
Telephone:	865-238-0668

Christopher L. Headrick, President, Principal Executive Officer and Director; Age: 47

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

1987 - 1989, Project Manager - New Site Development
General Mills - Specialty Foods Group - Oversight and local budgetary responsibility for 23 new locations across the United States.

Education
1980-1984 - University of Tennessee- Political Science Major w/ Minor in History.

Dr. James Liu –Vice President of International Business Development and Director - Age 48 -

Dr. James Liu has been working in investment and business development in mining industry in China and overseas. He was adjunct professor teaching finance and accounting at Patten University. He received his B.S. in electrical engineering from Peking University, a Ph.D. in physics from University of North Carolina at Chapel Hill, an MBA from the University of Chicago.

He is also a Senior Director of Hanhong Mineral Resources, D., a company that recently entered into a financing agreement with Americas Energy Company –AECo.

Employment History

2010-Present:	Hanhong PE Fund Management Company
2008-2009:	Shenzhen Jiuwu Investment Company
2003 – 2007:	IvyMax Training School

Education:
BS Electrical Engineering 1984 - Peking University
PhD. Physics 1994 - University of North Carolina at Chapel Hill
MBA 1997 - The University of Chicago

Dr. Hong Duan  - CFO and Principal Financial Officer -Age 48 -

Dr. Duan  has more than 20 years of experiences in investment, finance, operations, and engineering.   He was with Citibank for 12 years, where he serviced and led areas in finance, strategic planning, real estate financing, operations, and technology.

Before switching to finance, Dr. Duan worked in chemical engineering, material sciences, and physics.   He authored and co-authored many engineering and scientific essays, published by international journals.  He also a co-inventor for a technology based patent.   Dr. Duan grew up in China, earned a B.S. from the University of Science of Technology of China, MBA from The University of Chicago, and Ph.D. from the Chinese Academy of Sciences.

He is also a managing member of Hanhong Mineral Resources LLC., a subsidiary company of a company that recently entered into a financing agreement with Americas Energy Company –AECo.

Employment History

2010 - Present	Hanhong Mineral Resources, LLC
2009-2010:	Sperry Van Ness
1996-2008:	Citibank

Education:
BS 1982  University of Science and Technology of China
PhD. Physics 1988, Chinese Academy of Sciences
MBA 1997, The University of Chicago

Ronald A. Scott, Executive Chairman, Director; Age: 67

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

Education

Louisiana State University School of Banking; Certificate 1978
Licenses - State of Tennessee Real Estate Broker, since 1967

John W. Gargis - Executive Vice President

Mr Gargis’s background includes a successful history of senior-level management, entrepreneurial and corporate accomplishments. Success has been based on an ability to build strong customer relationships, control costs, maximize profits, enhance quality, recruit top employees, and boost operating efficiency.

Education
Samford University, Birmingham, AL
B.S., Management and Industrial Relations; Banking and Economics – 1969
Licenses - State of Tennessee Real Estate Broker
Tennessee National Guard; Honorable Discharge

Employment History
2003-2010, Executive Assistant, Big D Coal Company, Alcoa, TN: Secured coal mine properties in AL, KY, VA, and W. VA.
2001-2003 Real Estate Services, Brackfield & Associates, Knoxville TN

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended March 31, 2011 were filed; with the exception that the Company believes that filings by the currently listed beneficial holders were not filed timely based on information received by the Company from Mr. Scott, Mr. Headrick and  Mr. Gargis, some updated information was not filed timely.

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

Board of Director Meetings and Committees

The Board of Directors consisted of three to five members during the year ended March 31, 2011, operating by unanimous consent resolutions and formal meetings. Currently, the Board consists of three members.

AECO does not have currently have a designated Audit, Nominating or Compensation Committee and currently relies on the entire board of directors to perform those functions.

Executive Compensation(2)

SUMMARY COMPENSATION TABLE

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Chris L. Headrick (3)	2011	85,000	0	19,640	0	0	0	0	104,640
President	2010	55,000	0	0	0	0	0	0	55,000
(January 22, 2010)

Dr. Hong Duan (5)	2011	0	0	0	0	0	0	0	0
CFO
(May 24, 2011)

Ronald A. Scott (4)	2011	84,500	0	19,640	0	0	0	0	104,140
Executive Chairman	2010	55,000	0	0	0	0	0	0	55,000
(May 7, 2010)

John Gargis (5)	2011	84,500	0	19,640	0	0	0	0	104,140
Executive V. P.	2010	55,000	0	0	0	0	0	0	55,000
(Former Director)
(May 7, 2010)

Director Compensation(2)

		Fees Earned				Nonqualified
		Or			Non-Equity	Deferred
		Paid In	Stock	Option	Incentive Plan	Compensation	All Other
		Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	Year	($)	($)	($)	($)	($)	($)	($)

Chris L. Headrick(3)	2011	0	0	0	0	0	0	0
(January 22, 2010)	2010	0	0	0	0	0	0	0

Dr. James Liu(1)	2011	0	0	0	0	0	0	0
(May 24, 2011)

Ronald A. Scott(4)	2011	0	0	0	0	0	0	0
(May 7, 2010)	2010	0	0	0	0	0	0	0

Notes:
(1)	Dr, James Liu received 1,000,000 common shares on July 1, 2011 as compensation for his services as V.P of International Business Development.
(2)	The table represents the year denoted ended March 31;
(3)	Chris L. Headrick received 1,280,814 common shares on May 1, 2011 as compensation for services.
(4)	Ronald A. Scott received 1,031,287common shares on May 1, 2011 as compensation for services.
(5)	Dr. Hong Duan received 1,000,000 common shares on June 1, 2011 as compensation for services.

As of March 31, 2011, Americas Energy Company-AECo provides group health insurance to employees.

We had no pension plans and have therefore eliminated a column specified by Item 402 (c)(2) titled “Change in Pension Value and Nonqualified Deferred Compensation Earnings (h)” in the above Summary Compensation Table

No family relationships exist among any directors, executive officers, or persons nominated or chosen to become directors or executive officers.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive benefits or incentives pursuant to employment agreements or at the discretion of our board of directors.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings.  We do pay director's fees or other cash compensation for services rendered as a director.

We may compensate our directors for their service in their capacity as directors as awarded by our board of directors or a compensation committee which may be established.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.  Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Employment Agreements

Agreements that were in place for executives from Americas Energy Company (Private) were set aside by all of the respective executives prior to the close of the merger. Beginning June 1, 2011, employment agreements were put in place.

Christopher L. Headrick - President and Director
Mr. Headrick has an employment agreement for an additional three years renewable for each year an additional five years. Base Compensation is $120,000 per year until the Company has attained a minimum of $5M in revenues, then annual base increases to $240,000. Once the Company has achieved $15M in revenues then annual base increases to $360,000.

Bonuses are available pursuant to an Executive Bonus Plan and may participate in Employer's benefit plans on the same basis as other Senior Management. The annual bonuses and benefits are substantial,  including but not limited to: $2000 monthly automobile allowance; monthly $1500 automobile fuel card; Cellular phone and data service; zero co-pay, zero deductible fully paid up family health insurance; 5 Million dollars fully paid up life insurance policy; accident insurance; fully paid up 100% replacement disability insurance, short term and long term; paid time off including vacation,(30 days annually), sick (7 days annually), and personal time,(7 days annually), all unused time accrues and may be taken as stock options with a $0.10 strike price or in cash equivalent to Executives salary; social club and professional memberships; all necessary legal, tax, or accounting services; coverage under general liability and director and officers liability insurance; and profit sharing,401(k), pension, employee stock ownership, and other retirement plans. Additional provisions include business class travel and home office expense.

Substantial termination penalties and death benefits are included which could be as severe as $2,000,000 in potential payments.

The annual bonus plan is based on earnings growth and is shared by all participating executives the aggregate of this plan can range from none to over $800,000 per year. This is a summary of the significant terms, the agreement has been filed as an exhibit to this annual report.

Ronald A. Scott – Executive Chairman and Director
Mr. Scott has an employment agreement for an additional three years renewable for each year an additional five years. Base Compensation is $120,000 per year. In addition, 250,000 stock options will be awarded each time gross revenues increase $10 Million. Stock options exercise price shall be $0.10 US.

Bonuses are available pursuant to an Executive Bonus Plan and may participate in Employer's benefit plans on the same basis as other Senior Management. The annual bonuses and benefits are substantial,  including but not limited to: $1000 monthly automobile allowance; monthly $1500 automobile fuel card; Cellular phone and data service; zero co-pay, zero deductible fully paid up family health insurance; 1 Million dollars fully paid up life insurance policy; accident insurance; fully paid up 100% replacement disability insurance, short term and long term; paid time off including vacation,(30 days annually), sick (7 days annually), and personal time,(7 days annually), all unused time accrues and may be taken as stock options with a $0.10 strike price or in cash equivalent to Executives salary; social club and professional memberships; all necessary legal, tax, or accounting services; coverage under general liability and director and officers liability insurance; and profit sharing,401(k), pension, employee stock ownership, and other retirement plans.

Substantial termination penalties and death benefits are included which could be as severe as $2,000,000 in potential payments.

The annual bonus plan is based on earnings growth and is shared by all participating executives the aggregate of this plan can range from none to over $800,000 per year. This is a summary of the significant terms; the agreement has been filed as an exhibit to this annual report.

John W. Gargis – Executive Vise President
Mr. Gargis has an employment agreement for an additional three years renewable for each year an additional five years. Base Compensation is $120,000 per year. In addition, 250,000 stock options will be awarded each time gross revenues increase $10 Million. Stock options exercise price shall be $0.10 US.

Bonuses are available pursuant to an Executive Bonus Plan and may participate in Employer's benefit plans on the same basis as other Senior Management. The annual bonuses and benefits are substantial,  including but not limited to: $1000 monthly automobile allowance; monthly $1500 automobile fuel card; Cellular phone and data service; zero co-pay, zero deductible fully paid up family health insurance; 1 Million dollars fully paid up life insurance policy; accident insurance; fully paid up 100% replacement disability insurance, short term and long term; paid time off including vacation,(30 days annually), sick (7 days annually), and personal time,(7 days annually), all unused time accrues and may be taken as stock options with a $0.10 strike price or in cash equivalent to Executives salary; social club and professional memberships; all necessary legal, tax, or accounting services; coverage under general liability and director and officers liability insurance; and profit sharing,401(k), pension, employee stock ownership, and other retirement plans.

Substantial termination penalties and death benefits are included which could be as severe as $2,000,000 in potential payments.

The annual bonus plan is based on earnings growth and is shared by all participating executives the aggregate of this plan can range from none to over $800,000 per year. This is a summary of the significant terms; the agreement has been filed as an exhibit to this annual report.

Dr. Hong Duan – CFO
Dr. Hong Duan began employment for the Company as Chief Financial Officer (CFO) on June 1, 2011. His employment is for a 5 year term at an annual salary rate of $120,000.  As an additional incentive Dr. Duan received 1,000,000 restricted common shares upon his start date of June 1, 2011.

Dr. James Liu – V.P. and Director
Dr. James Liu began employment for the Company as VP of International Business Development on July 1, 2011. His employment is for a 5 year term at an annual salary rate of $120,000.  As an additional incentive Dr. Liu will receive 1,000,000 restricted common shares upon his start date of July 1, 2011.

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

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership Table
The following table sets forth, as of July 13, 2011; the beneficial ownership of Americas Energy Company-AECo common stock by each person known to the company to beneficially own more than five percent (5%) of the company’s common stock, including options, outstanding as of such date and by the officers and directors of the company as a group. Except as otherwise indicated, all shares are owned directly:

Common Stock

	Amount and Nature		Percentage (1)
Name and Address of Beneficial Owner	of Beneficial Ownership	Acquirable	of Class
Chris Headrick (2)(3)	8,894,244	0	10.0
President and Director

John Gargis (2)(4)	7,036,670	0	7.9
Executive Vice President

Dr. Hong Duan(2)	1,000,000	0	1.1
Director

Dr. James Liu(2)	1,000,000	0	1.1
Director

Ronald A. Scott (2)(5)	8,070,591	0	9.1
Executive Chairman and Director

Wayne M. Gruden (6)	6,000,000	0	6.7

Officers and Directors as a Group	26,001,505	0	29.3

Total	32,001,505	0	36.0

Notes:
(1) Each beneficial owner’s percentage ownership assumes the exercise or conversion of all options, warrants and other convertible securities held by such person and that are exercisable or convertible within 60 days after July 13, 2011.
(2) The Business address for these holders is 243 Peters Rd., Knoxville, Tennessee 37923.
(3)  Mr. Headrick  includes a total of 1,000,000 shares indirectly held  by his Daughter and Mother. He also includes a total of  1,250,000 shares indirectly held by RJCC Group 1, Inc. which holds a total of 3,750, 000 shares and is 1/3 owned by his Daughter.
(4)  Mr. Gargis includes a total of 1,250,000 shares indirectly held by RJCC Group 1, Inc. which holds a total of 3,750, 000 shares and is 1/3 owned by his Daughter.
(5) Mr. Scott holds 3,048,152 of these shares indirectly in a family trust. He also includes a total of 1,250,000 shares indirectly held by RJCC Group 1, Inc. which holds a total of 3,750, 000 shares and is 1/3owned by his Son.
(6) Mr. Gruden’s business address is 207 Marina Vista, Jolly Harbour, Antigua.

Total shares outstanding as of July 13, 2011 were 88,862,983 held by approximately 49 shareholders of record; 59,492,200 Common shares are restricted and an undetermined number of holders in street name (Cede&Co) hold 29,370,783 Common shares.

Equity Compensation Plan Information

We currently have no Equity Compensation plans in place.

Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Bledsoe Property – The Company acquired the mineral rights from RJCC.  On October 25, 2010, the Company issued 5,000,000 shares of its common stock to RJCC in exchange for the cancelation of its obligation due totaling $988,842. RJCC is owned by family members of Company management.

Conversion of Debt - On February 18, 2011, the Company issued 400,000 shares of its common stock to a director in exchange for the cancelation of $100,000 convertible note. The Company recognized a loss on the debt extinguishment of $98,666 which was charged to operations and is included in gain (loss) on extinguishment of debt.

Letter of Intent for Sale of Oil Properties - On April 3, 2011, the Company entered into a letter of intent to sell its oil properties located in Cumberland County, Kentucky to RJCC Group 1. Under the terms of the agreement, RJCC paid a $100,000 non-refundable deposit. Upon consummation of the sale, RJCC will pay an additional $900,000 by providing the Company with a 40% interest in all oil and gas revenues generated from the property. The revenue interest ceases when the full $900,000 is paid. RJCC is owned by family members of Company management.

Director Independence

Our Board of Directors presently consists of three members. We believe none of the members are “independent," as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002.  Although our stock is not listed for trading on the Nasdaq Stock Market at this time, we are required to determine the independence of our directors by reference to the rules of a national securities exchange or of a national securities association (such as the Nasdaq Stock Market).  In accordance with these requirements, we have determined that none of the current members of our board are a "independent directors," as determined in accordance with Rule 4200(a)(15) of the Marketplace Rules of the Nasdaq Stock Market, Inc.

Principal Accountant Fees and Services

(1)	Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending March 31, 2011 and 2010 were: $ 40,000 and $ 35,000, respectively.

(2)	Audit-Related Fees

No aggregate fees were billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending March 31, 2011 and 2010.

(3)	Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending March 31, 2011 and 2010.

(4)	All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the fiscal years ending March 31, 2011 and 2010.

(5)	Audit Committee

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending March 31, 2011. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

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

10.8	Settlement Agreement, dated October 18, 2010, between Americas Energy Corporation and RJCC Group 1, Inc. (5)
10.9	Agreement for Contract Mining Services - Mining Clear Development, LLC, Dated January 14, 2010 (5)
10.10	Agreement for Contract Mining Services – RECOAL LLC, dated February 7, 2011 (5)
10.11
Agreement – Letter of Intent, between Americas Energy Company and Hanhong (Hong Kong) New Energy Holdings Limited, dated April 20, 2011; Received signed by Hanhong on  April 27, 2011; includes Promissory Note, Security Agreement and form of warrants. (6)

(1) Filed with the Registrant’s Registration Statement on Form 10SB, October 07, 2004
(2) Filed with Registrant’s Current Report on Form 8K, January 27, 2010
(3) Filed with Registrant’s Quarterly Report on Form 10-Q, February 18, 2010
(4) Filed with Registrant’s Current Report on Form 8K, October 12, 2010
(5) Filed with Registrant’s Quarterly Report on Form 10-Q, February 22, 2011
(6) Filed with Registrant’s Quarterly Report on Form 8-K/A, June 13, 2011

Americas Energy Company- AECo includes herewith the following exhibits:

10.12	Agreement – Employment – Christopher Headrick, June 1, 2011
10.13	Agreement – Employment – Ronald Scott, June 1, 2011
10.14	Agreement – Employment – Dr. Hong Duan, June 1, 2011
10.15	Agreement – Employment – Dr. James Liu, July 1, 2011

10.16	Agreement – Employment – John Gargis, June 1, 2011
10.17	Agreement – Letter of Intent for Sale of Oil Properties - April 3, 2011, between Americas Energy Corporation- AECo and RJCC Group 1.
21.1	List of Subsidiaries
31.1	Certification of Principal Executive Officer (Rule 13a-14(a)/15d-14(a))
31.2	Certification of Principal Accounting Officer (Rule 13a-14(a)/15d-14(a))
32.1	Certification of Principal Executive Officer (18 U.S.C. 1350)
32.2	Certification of Principal Accounting Officer (18 U.S.C. 1350)

Americas Energy Company- AECo includes herein the following financial statements:

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Americas Energy Company - AECo
Registrant

Date: July 15, 2011	By:	/s/ Christopher L. Headrick
Christopher L. Headrick, President
Principal Executive Officer

Date: July 15, 2011	By:	/s/ Dr. Hong Duan
Dr. Hong Duan
CFO and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 15, 2011	By:	/s/ Christopher L. Headrick, President
Christopher L. Headrick, President and Director
Principal Executive Officer

Date:	By:
Dr. James Liu, Director

Date: July 15, 2011	By:	/s/ Ronald A. Scott, Director
Ronald A. Scott, Director