Form 10-Q
period 2011-06-30
AMERICAS ENERGY Co - AECO
filed 2011-08-17
CIK 1137239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to ___________

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

The number of shares outstanding of each of the issuer's classes of common equity as of July 13, 2011:  88,862,983 shares of common stock

Americas Energy Company
(Formerly Trend Technology Corporation)

Part II - OTHER INFORMATION

Item 1 - Financial Statements

AMERICAS ENERGY COMPANY - AECo
(Formerly Trend Technology Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2011	2011
	(Unaudited)
ASSETS
Current assets
Cash	$202,870	$10,622
Trade receivables	4,857	-
Other receivables	10,000	10,000
Prepaid expense	33,448	23,329
Total current assets	251,175	43,951

Property, plant, and equipment - net	5,086,329	5,233,106

Other assets
Capitalized mining properties	17,540,028	17,628,588
Investment in unconsolidated subsidiary	250,000	250,000
Certificates of deposit - pledged	1,594,110	1,594,110
Goodwill	742,000	742,000
Total other assets	20,126,138	20,214,698

TOTAL ASSETS	$25,463,642	$25,491,755

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Accounts payable	$322,080	$466,130
Accrued expenses	67,682	93,051
Accrued interest	20,768
Line of credit	225,683	277,419
Notes payable - related party	20,000	70,000
Current maturities of long-term debt	31,620	27,699
Current portion of capital lease obligations	8,492	13,943
Loans payable	1,198,685	1,198,685
Total current liabilities	1,895,010	2,146,927

Convertible debenture, net of discount
net of discount	538,175	-
Asset retirement obligations	1,355,842	1,339,573
Accrued officers' severance pay	4,712,132	-
Accrued royalty	7,372,110	7,291,321
Long-term portion of capital lease obligations	20,104	18,060
Long-term debt	845,074	853,764
Derivative and warrant liabilities	467,096
Total long-term liabilities	15,310,533	9,502,718

Total liabilities	17,205,543	11,649,645

Commitments and contingencies	-	-

Stockholder's equity
Common stock; $0.0001par value; 100,000,000 shares
authorized; 87,862,983 issued and outstanding at June 30, 2011	8,786	8,162
and 81,619,595 shares issued and outstanding on March 31, 2011
Additional paid in capital	26,988,126	24,836,380
Retained deficit	(18,739,439)	(11,002,432)
Total stockholder's equity	8,257,473	13,842,110

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$25,463,016	$25,491,755

See accompanying notes.

AMERICAS ENERGY COMPANY - AECo
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended
	June 30,
	2011	2010

REVENUES
Coal sales and related income	$136,105	$3,615,819
Other income	5,796	15,481
Total revenues	141,901	3,631,300

OPERATING EXPENSES
Cost of sales (exclusive of accretion, depreciation and depletion)	284,531	3,194,737
Accretion, depreciation and depletion	192,350	161,666
Compensation expense (including non-cash compensation of
$6,432,715 in 2011 and $2,764,500 in 2010)	6,610,885	3,061,686
Professional fees	192,348	89,084
General and administrative expenses	52,767	183,520
Total operating expenses	7,332,881	6,690,693

Loss from operations	(7,190,980)	(3,059,393)

OTHER INCOME (EXPENSES)
Interest income	5,442	9,084
Interest expense	(91,171)	(353,507)
Gain on disposition of asset	6,798	-
Change in fair value of derivative and warrant liabilities	(467,096)	-
Total other income (expenses)	(546,027)	(344,423)

LOSS BEFORE INCOME TAXES	(7,737,007)	(3,403,816)

PROVISION FOR INCOME TAXES	-	(718,150)

NET LOSS	$(7,737,007)	$(4,121,966)

PER SHARE DATA
Basic and diluted loss per common share	$(0.09)	$(0.06)

Weighted average common shares outstanding	85,889,961	71,428,716

See accompanying notes.

AMERICAS ENERGY COMPANY - AECo
(Formerly Trend Technology Corporation)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,737,007)	$(4,121,966)
Adjustment to reconcile net loss to net cash
provided by (used in) operating activities:
Accretion, depreciation and depletion	192,350	161,666
Sharers issued for services	1,720,583	2,764,500
Amortization of discount on convertible debentures	46,892	14,465
Gain on disposition of assets	(6,798)
Change in fair value of derivative and warrant liabilities	467,096
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(4,857)	(835,430)
Decrease (increase) in prepaid expenses	(10,120)	9,614
Decrease in deferred tax asset		718,150
Increase (decrease) in accounts payable	(144,051)	786,046
Increase in accrued expenses	4,788,321	80,090
Accrued interest expense added to principal	-	297,215
Net cash used in operating activities	(687,591)	(125,650)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on sale of assets	100,000	-
Purchase of equipment	(10,000)	(187,142)
Purchase of building and improvements	-	(32,599)
Coal production costs	(100,875)	(520,004)
Loans to unrelated third party	-	(10,000)
Other investment activities	-	(160,000)
Net cash used in investing activities	(10,875)	(909,745)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	1,000,000	100,000
Proceeds from note payable	-	500,000
Payment on related party loan	(50,000)	-
Payment of obligation under capital lease	(3,407)	(6,412)
Payments on accrued royalties payable	-	(28,708)
Payment on credit line	(51,736)	-
Payment on note payable	(4,769)	(60,804)
Net cash provided by financing activities	890,088	504,076

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	191,622	(531,319)

CASH AND CASH EQUIVALENTS - beginning of period	10,622	542,331

CASH AND CASH EQUIVALENTS - end of period	$202,244	$11,012

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$70,232	$34,443

Income taxes paid	$-	$-

See accompanying notes.

AMERICAS ENERGY COMPANY - AECo
(Formerly Trend Technology Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

Supplemental disclosures of non-cash investing and financing activities:

In April 2011, the Company received $1,000,000 through its convertible line of credit note.
Under the terms of the agreement the Company issued warrants to purchase 1,000,000 shares of its common stock at $0.14 per share, warrants to purchase 1,000,000 shares of common stock at $0.20 per share, and warrants to purchase 1,000,000 shares of common stock at of $0.25 per share. Until the credit line is paid in full, the holder has the right to convert up to $2,000,000 of the indebtedness due into shares of the Company's common stock at a conversion price of $0.136815 per share. The Company recorded a discount against the principal of $26,316 which was allocated to the beneficial conversion feature of the note. The discount is being amortized over the term of the indebtedness.
During the three months ended June 30, 2011, amortization on the discount totaled
$46,892, which was charged to interest expense.

In April 2011, the Company sold all of its oil properties to RJCC Group 1 and in accordance to the terms of the sale received the initial payment of $100,000.
RJCC Group 1 is wholly owned by family members of the Company's management and therefore the recognized loss on the sale of $76,929 was charged to equity.

In June 2011, the Company purchased mining equipment with a total cost of
$35,000. In the purchase, the Company paid $10,000 and traded in used equipment valued at $25,000. The Company treated the trade-in as a sale and recorded a gain of $6,798 on the transaction.

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
The discount is being amortized and charged to interest expense over the six month term of the loan In March 2011, the debt was cancelled in exchange through the issuance of 400,000 shares of common stock.

In May 2010, the Company issued a total of 1,425,000 shares of its common stock for consulting services. The shares were valued on the date the shares were issued of
$2,764,500, which was charged top operations and included in compensation expense.

See accompanying notes.

AMERICAS ENERGY COMPANY- AECo.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of June 30, 2011, and the results of its operations and cash flows for the three months ended June 30, 2011 and 2010. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. However, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010 filed with the Commission on December 29, 2010.

The accompanying consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation - The accompanying condensed consolidated financial statements include the accounts of Americas Energy Company – AECo and its wholly owned subsidiary, Evans Coal Corp. Intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents.  The Company maintains cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2011, the Company’s cash balances did not exceed the FDIC limits.

Accounts Receivable – Accounts receivable are recorded at the invoiced amount and do not bear interest.  The Company evaluates the need for an allowance for doubtful accounts based on review of historical write-off experience and industry data.  As of June 30, 2011 and 2010, there was no allowance for doubtful accounts, since all of the Company’s receivables were subsequently collected.

Advanced Mining Royalties – Lease rights to coal lands are often acquired in exchange for royalty payments. Advance mining royalties are advance payments made to lessors under terms of mineral lease agreements that are recoupable against future production. These advance payments are deferred and charged to operations as the coal reserves are mined. The Company regularly reviews recoverability of advance mining royalties and establishes or adjusts the allowance for advance mining royalties as necessary using the specific identification method. In instances where advance payments are not expected to be offset against future production royalties, the Company establishes a provision for losses on the advance payments that have been paid and the scheduled future minimum payments are expensed and recognized as liabilities. Advance royalty balances are charged off against the allowance when the lease rights are either terminated or expire. The Company did not have any advanced royalties at June 30, 2011.

AMERICAS ENERGY COMPANY- AECo.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

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

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If impairment indicators are present and the future undiscounted cash flows are less than the carrying value of the assets, the carrying values are reduced to their estimated fair value.

Long-Lived Assets – The Company accounts for its long-lived assets in accordance with ASC Topic 360-10, Formerly SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  ASC Topic 360-10 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of June 30, 2011, the Company has determined that none of its long-term assets were impaired.

Intangible assets – Goodwill consists of the cost in excess of the fair value of the acquired net assets of the Company’s subsidiaries. Goodwill is subject to annual impairment tests which require the comparison of the fair value and carrying value of reporting units. The Company assesses the potential impairment of goodwill annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such annual review, if impairment is found to have occurred, a corresponding charge will be recorded. The Company has determined that it has one reporting unit, and uses three generally accepted methods for estimating fair value of the reporting unit; the income approach, market approach and market capitalization to determine the overall fair value. There were no events or changes in circumstances during the three months ended June 30, 2011 that indicated to management that the carrying value of goodwill and the intangible asset may not be recoverable.

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

AMERICAS ENERGY COMPANY- AECo.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

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

Revenue Recognition – The Company earns revenues primarily through the sale of coal, but also earns revenue from the leasing of its equipment. The Company recognizes revenues utilizing the following general revenue recognition criteria: 1) pervasive evidence of an arrangement exists; 2) delivery has occurred; 3) the price to the buyer is fixed or determinable; and 4) collectability is reasonably assured.

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

Loss Per Share – The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, formerly SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Potential common shares at June 30, 2011 comprised of 12,000,000 Warrants and $1,020,768 of debt convertible into 7,460,936 shares of the Company’s common stock.

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

AMERICAS ENERGY COMPANY- AECo.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

NOTE 2 – RECENT ACCOUNTING PRONOUNCMENTS

In June of 2011, Accounting Standards Codification Topic 220, Comprehensive Income was amended to increase the prominence of items reported in other comprehensive income. Accordingly, a company can present all non-owner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements The Company plans to adopt this guidance as of January 1, 2012  and does not expect the adoption thereof to have a material effect on the Company’s condensed consolidated financial statements.

In May of 2011, Accounting Standards Codification Topic 820, Fair Value Measurement was amended to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. The Company plans to adopt this guidance as of January 1, 2012 on a prospective basis and does not expect the adoption thereof to have a material effect on the Company’s condensed consolidated financial statements.

In March of 2010, Accounting Standards Codification Topic 605, Revenue Recognition was amended to define a milestone and clarify that the milestone method of revenue recognition is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, a company can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This guidance was adopted effective January 1, 2011 on a prospective basis and did not have a material effect on the Company’s condensed consolidated financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $7,736,381 for the three months ended June 30, 2011, In addition, at June 30, 2011, the Company had negative working capital of $1,643,835 and an accumulated deficit of $18,738,813.

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

NOTE 4 – CONCENTRATION OF CREDIT RISK

Significantly, all of the Company’s revenues during the three months ended June 30, 2011 were derived from two customers of whom one customer purchased approximately 87% Company’s total coal sales. During the three months ended June 30, 2010 significantly all of the Company’s revenues were derived from five customers of whom two customers purchased approximately 85% of the Company’s total coal sales for the period.

Trade receivable balance at June 30, 2011 of $4,857 is due from one customer.

All of the Company’s coal mining during the period was subcontracted to one operator.

AMERICAS ENERGY COMPANY- AECo.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

NOTE 5 – PROPERTY, PLANT, EQUIPMENT AND MINING DEVELOPMENT

Property, plant, and equipment at June 30, 2011 consist of the following:

	Useful
	Life

Land		$244,348
Building and improvements	5 to 20 years	768,886
Mining and transportation equipment	5 to 10 years	4,736,521
Trucks held under capital leases	3 years	49,439
Office equipment	3 to 5 years	21,299
		5,820,493
Less accumulated depreciation and depletion		(734,164)
		$5,086,329

Depreciation expense for the months ended June 30, 2011 and 2010 totaled $160,124 and $123,495, respectively.

Mining properties at June 30, 2011 consisted of the following:

Mining properties	$17,672,425
Less accumulated depletion	(132,397)
$17,540,028

Depletion expense for the three months ended June 30, 2011 and 2010 totaled $2,361 and $10,621, respectively.

NOTE 6 – OTHER ASSETS

Investment in unconsolidated subsidiary

As of June 30, 2011, the Company owns 250,000 shares of Proton Power, Inc., and subsidiaries (“Proton”) that it acquired for $250,000. The 250,000 shares represent approximately 2.2% of the total outstanding shares of Proton. Proton is located in Lenoir City, Tennessee and is in the process of developing hydrogen based power systems that it will manufacture and sale to business customers with access to cellulosic biomass or cellulosic waste streams such as woody waste, agricultural by-products, and paper waste.

Proton is privately held and the Company is accounting for its $250,000 investment under the cost method pursuant to ACS 325-20 “Cost method investment”. As of March 31, 2011, the Company has not evaluated its investment in Proton for impairment.

Investment in certificate of deposits

On March 31, 2010, the Company acquired $1,580,508 in certificates of deposit in connection with its acquisition of Evans Coal Corp., which are offset against an assumed liability to the former president of Evans in the amount of $1,198,685.  The certificates of deposit are pledged as collateral for future reclamation costs attributable to the mining permits acquired through the aforementioned acquisition.  From the date of the modified purchase agreement of

AMERICAS ENERGY COMPANY- AECo.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

Evans, all interest earned on the certificate of deposits is being distributed to the seller. During the year ended March 31 2011, the Company increased its investment in certificates of deposits by $13.600. The new certificates are also pledged as collateral for mining permits. The balance of the investments at June 30, 2011 totaled $1,594,110.

NOTE 7 – OBLIGATIONS UNDER CAPITAL LEASE

The Company is leasing two Ford F150 trucks under capital leases. The assets and related obligations have been recorded at the present value of the minimum lease payments. The capitalized costs of the trucks are $49,439, which is being depreciated over their estimated useful lives of 3 years. The leases are payable in payments of $3,883 per quarter. The imputed interest rate on the capital leases is 6%.  The discounted balance due on the leases at June 31, 2011 totaled $28,596. The net book of the value of these leased trucks as of June 30, 2011 amounted to $25,501, which is net of accumulated depreciation of $23,938.

Minimum future lease payments under the capital lease at June 30, 2011 and for each year of the lease are as follows:

2012	$15,534
2013	9,653
2014	5,714
Total minimum future lease payments	30,901
Less: amount representing interest	(2,305)

Present value of minimum
Future lease payments	$28,596

Imputed interest charged to operations on these leases for the three months ended June 30, 2011 and 2010 totaled $477 and $1,357, respectively. Depreciation expense on the leased trucks for the three months ended June 30, 2011 and 2010 totaled $4,120 and $4,120, respectively, and is included in accretion depreciation and depletion expense in the accompanying consolidated statement of operations.

NOTE 8 – NOTES AND LOANS PAYABLE

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

As part of the aforementioned Acquisition Agreement, the Company assumed a note payable to the former President of Evan’s in the amount of $1,198,685. The note is non-interest bearing and due on demand.

AMERICAS ENERGY COMPANY- AECo.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

The terms of the acquisition were modified effective September 28, 2010, and the $25,000,000 note was canceled.  Imputed interest charged to operation during the three months ended June 30, 2010 and 2011, totaled $0 and $22,935, respectively.

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

On October 25, 2010, the Company agreed to issue 5,000,000 shares of its common stock valued at $2,300,000 to RJCC, a related party, in exchange for cancelling the remaining obligation of $1,168,163, inclusive of accrued imputed interest.  Imputed interest charged to operations for the period three months ended June 30, 2011 and 2010 totaled $0 and $15,077, respectively. RJCC is owned by family members of management.

Term Loan

On December 29, 2010, $300,039 due a vendor for equipment maintenance and acquisitions was converted into a line of credit with an available limit of $325,000. The line of credit, is assessed interest at an annual rate of 11.25% and is payable in monthly installments of $14,188 until the balance and accrued interest are fully paid.  As of June 30, 2011, the Company had available credit of $99,317 and an outstanding balance on this line of credit of $225,683. Interest charged to operations during the three months ended June 30, 2011 totaled $5,015

Mortgage Payable

On May 10, 2010, the Company acquired a commercial building where its corporate offices are now located. The property was purchased for $975,000 and included a down payment of $20,956. The remaining balance of $962,763 is assessed interest at an annual rate of 6% and is payable in 60 monthly installments of $6,985 commencing August 10, 2010. Per the terms of the note, the Company made an additional payment of $63,015 for the reduction of principal. The unamortized principal balance and accrued interest of approximately $744,385 will be fully due and payable on April 10, 2015. Interest charged to operations on this obligation for the three months ended June 30, 2011 and 2011 amounted to $13,345 and $8,718, respectively. The balance of the note at June 30, 2011 totaled $876,694.

The following are maturities of long-term debt for each of the next five years

June 30,
2012	$31,620
2013	33,587
2014	35,679
2015	775,808
Total	876,694
Less current portion	(31,620)
$845,074

Loan Payable – Related Party

During the year ended March 31, 2011, the Company borrowed a total of $70,000 from an officer. The loans bear interest at a rate of 8%, are unsecured, and due on demand. The balance of the loan at June 30, 2011 was $20,000. Interest charged to operations on this obligation for the three months ended June 30, 2011 totaled $617.

AMERICAS ENERGY COMPANY- AECo.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

NOTE 9 – CONVERTIBLE NOTES PAYABLE

On April 20, 2011, the Company entered into an investment agreement with Hanhong (Hong Kong) New Energy Holdings Limited (“Hanhong”) whereby Hanhong will lend up to $2,000,000 to the Company as evidenced by a convertible line of credit note. Amounts borrowed on the credit line are assessed interest at a rate of 16.66%. The outstanding principal and accrued interest is payable in monthly installments equal to $3.00 per ton of coal sold and shipped in the previous month. Unless earlier converted into common shares, the outstanding principal and accrued interest shall be fully due and payable on October 12, 2012. Advances on the credit line are available through October 31, 2011. Prior to maturity date, Hanghong can choose to convert from time to time, up to, but to not exceed, $2,000,000 of any accrued but unpaid interest or principal then outstanding into shares of the Company's common stock at a conversion price of $0.136815 per share, The note is secured by all of the assets of the Company with the exception of the certificates of deposits totaling $1,594,110 that have been pledged against reclamation bonds. During the three months ended June 30, 2011, the Company received a total of $1,000,000 in advances under the credit note.

Under the terms of the investment agreement, the Company granted Hanhong warrants to purchase up to 2,000,000 shares of the Company’s common stock at an exercise price of $0.14 per share, warrants to purchase up to 2,000,000 shares of the Company’s common stock at an exercise price of $0.20 per share, and warrants to purchase up to 2,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share.

Pursuant to ASC Topic 470-20, “Debt with Conversion and Other Options,” the convertible notes were recorded net of discounts of $508,717 that include the relative fair value of the warrants. The discounts are amortized and charged to operations over the life of the debt using the effective interest method.  The initial value of the warrants of $266,163 was calculated using the Black Scholes Option Model with a risk free interest rate of .69%, volatility of 152.75%, and trading price of $0.17 per share.  The balance of the convertible debt at June 30, 2011 including accrued interest, net discount of $461,825, was $558,942.

Interest charged to operations on the principal balance of the notes for the three months ended June 30, 2011totaled $20,768. Amortization of the discount that was charged to operation during the three months ended June 30, 2011 was $46,892.

NOTE 10 – ASSET RETIREMENT OBLIGATION

As of June 30, 2011, the Company had recorded asset retirement obligation accruals for mine reclamation and closure costs totaling $1,355,842. These regulatory obligations are secured by certificates of deposit.

Changes in the asset retirement obligations from continuing operations were as follows:

Total asset retirement obligation – April 1, 2011	$1,339,574
Accretion for the period	29,865
Sites acquired during the period	-
Less liabilities settled	(13,596)
Total asset retirement obligations at June 30, 2010	$1,355,842
Less current portion	-0-
Long-term portion	$1,355,842

AMERICAS ENERGY COMPANY- AECo.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

NOTE 11 – OTHER NON-CURRENT LIABILITIES

Accrued Royalty

The Company is obligated to pay a royalty to the former shareholders of Evans under the modified terms of the acquisition agreement.  The royalty obligation is to be paid at a rate of $2 per ton on all coal produced from the leases acquired from Evans, excluding the Cardinal lease on which a royalty of $1 per ton will be paid. The fair value of the royalty obligation was discounted to its estimated present value. The balance at June 30, 2011 including accretion of accrued net royalties was $7,372,110. Included in the June 30, 2011 balance are royalties that accrued during the three months then ended of $83,750 net payment of $2,961 made during the three month period.

Accrued officers’ severance pay

On June 1, 2011, the Company entered into new employment agreements with three of its officers. Under the terms of the employment agreements, the Company agreed to pay each officer $2,000,000 in the event of termination by the Company for cause, without cause, or in the event the employee resigns for good reason. The Company valued the liability at June 1, 2011 by discounting the $6,000,000 total amount due over the five-year term of the contracts using a discount rate of 5%.

In addition, the employment contracts also provide compensation after death or disability. In the event of death or a debilitating disability while the employee is under contract, the Company is required to the respective officer or his legal representative, the employee’s base salary for the next two years in monthly installments, starting from the month after death or disability. Each of the three contracting officer’s annual salary is $120,000. Therefore in the event of death or disability, the Company would be required to pay $240,000 in equal monthly payments over 24 months. As the officers covered by the clause are of varying ages, the probability of death based on statistical averages is somewhat different per employee. Using a probability table, the Company determined that the fair value of its obligation for death and disability at June 1, 2011 was $3,658.

The present value of the total indicated liabilities of $6,003,658 at June 1, 2011 was $4,712,132 that was recorded as a liability with the offset being charged to operations as officers’ compensation. The liabilities accrete to their present value each period. During the one month ended June 30, 2011, the liabilities were increased by $39,695, which was charged to operations and included in officers’ compensation.

Derivative and warrant Liabilities

At June 30, 2011 (“the valuation date”), the Company recognized derivative and warrant liabilities and a correlating charge to operations in the amount of $467,096 pursuant to ASC 815-40-19 “Contracts in Entity's Own Equity” as the number of Company’s potential common shares and the number of actual common shares outstanding at the valuation date exceeded the number of common shares it currently is authorized to issue. The shortage in the number of committed shares over the number of authorized but unissued common shares at the valuation date totaled 7,323,919.

The total liabilities of $467,095 at the valuation date are based upon the fair value of the 12,000,000 granted warrants using the Black Scholes Option Model. The conversion feature of the convertible debt was not included in the June 30, 2011 derivative obligation as its conversion price per share was higher than the trading price of the Company’s common stock at the valuation date.

AMERICAS ENERGY COMPANY- AECo.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

NOTE 12 – FAIR VALUE OF ASSETS AND LIABILITIES

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

AMERICAS ENERGY COMPANY- AECo.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

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

The following table presents the fair value of financial instruments that are measured and recognized on a non-recurring basis classified under the appropriate level of the valuation hierarchy described above, as of June 30, 2011:

Liabilities measured at fair value at June 30, 2011	Level 1	Level 2	Level 3	Total
Nonrecurring:
Line of credit	$-0-	$225,683	$-0-	$225,683
Notes payable	-0-	$846,694	$-0-	$846,694
Loans payable - other	-0-	1,198,685	-0-	1,198,685
Derivative and warrant liabilities	-0-	467,096	-0-	467,096

NOTE 13 – STOCKHOLDERS EQUITY

Common share issuances

On May 1, 2011, the Company issued 5,243,388 shares of its common stock to its employees and officers. The shares were valued at $1,520,583 and were charged to operations as compensation.

On June 1 2011, the Company issued 1,000,000 shares of its common stock to its chief financial officer as compensation valued at $200,000.

Warrants

The following is a schedule of warrants outstanding:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Balance, March 31, 2011	9,000,000	$0.75	3 Years -	$-
Warrants granted	3,000,000	0.20	2 Years	-
Warrants expired	-	-		-
Balance, June 30, 2011	12,000,000	$0.62	2.5 Years	$-

All the warrants are available for exercise at June 30, 2011.

AMERICAS ENERGY COMPANY- AECo.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

NOTE 14 – INCOME TAXES

At June 30, 2011, the Company has a net operating loss carryover of approximately $6,500,000 available to offset future income for income tax reporting purposes, which will expire in various years through 2031, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

We adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes.” We had no material unrecognized income tax assets or liabilities for the three months ended June 30, 2011.

Our policy regarding interest and penalties assessed on income tax is to expense those items as general and administrative expense. During the three months ended June 30, 2011 and 2010, there were no income tax interest and penalty items in the income statement, or as a liability on the balance sheet. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2004. We are not currently involved in any income tax examinations.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

NOTE 16 – SUBSEQUENT EVENTS

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

Americas Energy Company-AECo (the “Company”, “we”, “us” or “our”) actual results could differ materially from those anticipated in these forward-looking statements. The following discussion should be read in conjunction with the unaudited financial statements and notes thereto and the Plan of Operation included in this Quarterly report on Form 10-Q for the three-month period ended June 30, 2011.

Our financial statements are stated in United States Dollars and are prepared in accordance with accounting principles generally accepted in the United States of America.

Forward-Looking Statements

This quarterly report may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Americas Energy Company- Aeco

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

Convertible Debentures

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

Results of Operations

Three-Months Ended June 30, 2011  Compared to the Three-Months Ended June 30, 2010

During the three-months ended June 30, 2011, we have generated $141,901 in total revenue which is comprised primarily from sales of coal compared to our total sales during the three-month period  ended June 30, 2010 of $3,631,300. The total coal production sold during our first quarter of 2011 was 1,736 tons as compared to 25,109 tons ((excluding brokered coal) sold in the prior year’s first quarter. We sold our oil properties in March 2011. However oil production was minimal during the three months ended June 30, 2010.  We did not have any brokered coal sales during the three months ended June 30, 2011. The decrease in revenue for the three months ended June 30, 2011 as compared to the same period in the prior year of $3,489,399 was due to severe weather conditions that caused interruption of surface mining operations and our required shift from production to reclamation as ordered by the State of Kentucky, Office of Surface Mining. We believe we have completed the required reclamation deficiency and began limited auger production on August 1, 2011, but are were unable to sell that coal until the suspension order was cleared by State of Kentucky, Office of Surface Mining on August 15, 2011. We are now able to transport coal for sale and have resumed auger and surface mining at prior production rates. In addition, we are investigating the costs and potential for recover for claims against the mining contractor that failed, in our opinion, to perform the necessary reclamation under its mining agreement with us causing the reclamation deficiency and related suspension of production.

The following table presents the Company’s consolidated revenues and operating results for the three-months ended June 30, 2011 and 2010:

	The Three-Months Ended
	June 30,		Increase (Decrease)
	2011	2010	$	%
REVENUES
Coal sales and related income	$136,105	$3,615,819	$(3,479,714)	(96%)
Other income	5,796	15,481	(9,685)	(63%)
Total revenues	141,901	3,631,300	(3,489,399)	(96%)

OPERATING EXPENSES
Cost of sales (exclusive of accretion,
depreciation and depletion)	284,531	3,194,737	(2,910,206)	(91%)
Accretion, depreciation and depletion	192,350	161,666	30,684	19%
Compensation expense	6,610,885	3,061,686	3,549,199	116%
Professional fees	192,348	89,084	103,264	116%
General and administrative expenses	52,767	183,520	(130,753)	(71%)
Total operating expenses	7,332,881	6,690,693	642,188	10%
Loss from operations	(7,190,980)	(3,059,393)	4,131,587	135%
OTHER INCOME (EXPENSES)
Interest income	5,442	9,084	(3,642)	(40%)
Interest expense	(91,171)	(353,507)	262,336	(74%)
Gain on disposition of asset	6,798	-	6,798	100%
Change in fair value of derivative and warrant liabilities	(467,096)	-	(467,096)	(100%)
Total other income (expenses)	(546,027)	(344,423)	(201,604)	59%

INCOME (LOSS) BEFORE INCOME TAXES	$(7,737,007)	$(3,403,816)	$(4,333,191)	127%

Americas Energy Company- Aeco

The net loss of $7,737,007 that we incurred during the three months ended June 30, 2011 included compensation expense of $6,432,715 and a loss of $467,096 from changes in the fair value of our derivative and warrant liabilities. Excluding these costs, our loss for June 30, 2011 would have been $837,196. Of the $6,432,715, $1,720,583 relates to the fair value of the issuance of 6,243,388 shares of the Company’s common stock to employees, officers, and directors, and $4,712,132 relates to the present value of the severance pay that the Company is obligated under its employment agreement with three of its officers (See Note 11 to the accompanying unaudited financial statements). Our derivative and warrant obligations are due to the number of our potential common shares that we are committed to issue under our warrant grants and convertible debt and the number of actual common shares outstanding at June 30, 2011 that exceed the number of common shares we currently are authorized to issue (See Note 11 to the accompanying unaudited financial statements).

Interest expense for the three months ended June 30, 2011 of $91,171 includes is $46,892 of amortization on the discount pertaining to our convertible debt with Hanhong New Energy Holdings, and $20,768 of accrued interest on the related $1,000,000 principal owed of the convertible debt (See Note 9 to the accompanying unaudited financial statements).  Interest expense for the three months ended June 30, 2010 of $353,507 included imputed interest of  $301,027 on our then $25,000,000 obligation due to the Evans family on our purchase of Evans Coal Company.  We were relieved of this indebtedness in September 2010.

Liquidity and Capital Resources

During the fiscal three-months ended June 30, 2011, net cash used by operating activities totaled $687,591. Net cash used in investing activities totaled $10,875 of which $100,875 was paid in the development of mineral properties and $10,000 was incurred in the purchase of equipment used in our operations. Our total investment expenditures of $110,875 were subsidized by the $100,000 we received from the sale of our oil properties to RJCC Group I (a related party).  Financing activities provided during the three months totaled $890,088 of which the $1,000,000 advance we received during the three month period from Hanhong was netted against the $50,000 payment we made against the debt we owed to an officer, $3,407 in principal payments on a capital lease obligations, $51,736 in principal payments on our credit line and $4,769 in principal payments on notes payable. The resulting change in cash for the period was an increase of $191,622. The cash balance at the beginning of the fiscal three-months was $10,622. The cash balance at the end of the fiscal three-months totaled $202,244.

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

Americas Energy Company- Aeco

Plan of Operation

Americas Energy Company-AECo with offices located in Knoxville, Tennessee currently operates surface mines in southeastern Kentucky. Americas Energy Company holds Evans Coal Corp. as a wholly owned subsidiary. The company owns or controls by lease mineral rights and currently operates two surface mines in Bell County and one in Knox County, Kentucky. The primary product is a high BTU, mid-sulfur steam coal.

Evans Coal Corp. was organized in Kentucky on July 9, 1987 and is engaged in the business of mining high grade coal from its property located in Bell County, Kentucky. The company holds various leases and permits to mine those lease rights. The company owns a variety of mining equipment consisting of trucks, loading, drilling, dozers and other heavy equipment for use in its mining operations.

Americas Energy Company currently has two mining complexes, located in Kentucky and Tennessee. A mining complex is defined as all mines that supply a single wash plant. These complexes blend, process and ship coal that is produced from one or more mines. Americas Energy Company presently uses two distinct extraction techniques: dozer and front-end loader surface mining and auger mining. In 2011 we primarily shipped coal via truck to various locations for purchase.

In addition to direct production, the company on occasion, has brokered coal and may continue to do so when profitable opportunities exist.

Mining Operations Summary

Our mining operations during the majority of the three month period covered by this report on Form 10Q were suspended pending the satisfactory completion of certain reclamation work by order of the State of Kentucky, Office of Surface Mining. As of the date of this report we have cleared the suspension order and resumed surface mining on the Artemus Property in the Lily and Jellico seams at an approximate production rate of 12,000 tons per month with surface mining on the HWY 92 Property in the Fireclay and Dean seams expected produce approximately 1,800-2,000 tons per month.

Until recently we utilized contract miners for all of our mining operations. We have now begun to mine utilizing our own employees and equipment. We believe that on a going forward basis this decision will give us more control over operations, better profitability, better control over the maintenance of our equipment and help us avoid costly delays as encountered this period due to the issues with timely reclamation.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report.

Based on that evaluation, the Company’s management including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms because there exist material weaknesses affecting our internal control over financial reporting described in our annual report for the year ended March 31, 2011 on Form 10-K.

Due to the present scale of our operations and limited financial resources, we do not intend to, immediately take any action to remediate the material weaknesses identified beyond those actions already identified in our annual report for the year ended March 31, 2011.

Changes in Internal Controls over Financial Reporting

During the period covered by this report, there was no change in our internal controls over financial reporting or in other factors that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Americas Energy Company- Aeco

Part II - OTHER INFORMATION

Item 1 - Legal Proceedings

No legal proceedings were initiated or served upon the Company in the three month period ending June 30, 2011.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

No disclosure required

Item 3 - Defaults upon Senior Securities

No disclosure required

Item 4 - (Removed and Reserved)

Item 5 - Other Information

No disclosure required

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
10.1
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
(3) Filed with Registrant’s Quarterly Report on Form 8-K/A, June 13, 2011

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

Americas Energy Company

Date: August 16, 2011	By:	/s/ Christopher L. Headrick
Christopher L. Headrick, President
Principal Executive Officer

Date: August 16, 2011	By:	/s/ Hong Duan
Hong Duan, CFO
Principal Financial Officer