Form 10-Q
period 2011-09-30
AMERICAS ENERGY Co - AECO
filed 2011-11-15
CIK 1137239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of each of the issuer's classes of common equity as of September 30, 2011:   88,862,983 shares of common stock.

ii

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

AMERICAS ENERGY COMPANY - AECo
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	March 31,
	2011	2011
	(Unaudited)
ASSETS
Current assets
Cash	$1,885	$10,622
Other receivables	10,000	10,000
Prepaid royalties	32,500	-
Other prepaid expenses	73,392	23,329
Total current assets	117,777	43,951

Property, plant, and equipment - net	4,925,832	5,233,106

Other assets
Capitalized mining properties	17,738,756	17,628,588
Investment in unconsolidated subsidiary	250,000	250,000
Certificates of deposit - pledged	1,594,110	1,594,110
Goodwill	742,000	742,000
Total other assets	20,324,866	20,214,698

TOTAL ASSETS	$25,368,475	$25,491,755

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Accounts payable	$512,394	$466,130
Accrued expenses	237,428	93,051
Accrued interest	78,051	-
Loans payable - related party	15,000	-
Line of credit	194,450	277,419
Notes payable - related party	50,500	70,000
Current maturities of long-term debt	32,101	27,699
Current portion of capital lease obligations	14,320	13,943
Loans payable	1,198,685	1,198,685
Total current liabilities	2,332,929	2,146,927

Long-term liabiities
Convertible debenture, net of discount	846,292	-
Asset retirement obligations	1,036,785	1,339,573
Accrued officers' severance pay	4,867,826	-
Accrued royalty	7,443,430	7,291,321
Long-term portion of capital lease obligations	10,834	18,060
Long-term debt, net current maturities	836,867	853,764
Derivative and warrant liabilities	311,600	-
Total long-term liabilities	15,353,634	9,502,718

Total liabilities	17,686,563	11,649,645

Commitments and contingencies	-	-

Stockholder's equity
Common stock; $0.0001par value; 100,000,000 shares
authorized; 88,862,983 issued and outstanding at September 30, 2011	8,886	8,162
and 81,619,595 shares issued and outstanding on March 31, 2011
Additional paid in capital	27,472,808	24,836,380
Retained deficit	(19,799,782)	(11,002,432)
Total stockholder's equity	7,681,912	13,842,110

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$25,368,475	$25,491,755

See accompanying notes.

AMERICAS ENERGY COMPANY - AECo
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

REVENUES
Coal sales and related income	$114,804	$2,142,717	$250,910	$5,758,537
Other income	-	5,126	5,796	20,607
Total revenues	114,804	2,147,843	256,706	5,779,144

OPERATING EXPENSES
Cost of sales (exclusive of accretion, depreciation and depletion)	174,649	2,822,227	443,141	6,017,774
Accretion, depreciation and depletion	194,982	277,510	387,331	439,176
Compensation expense	600,577	962,766	7,193,270	4,024,452
Professional fees	89,859	189,048	282,207	278,395
General and administrative expenses	78,465	74,925	164,839	257,370
Total operating expenses	1,138,532	4,326,476	8,470,788	11,017,167

Loss from operations	(1,023,728)	(2,178,633)	(8,214,082)	(5,238,023)

OTHER INCOME (EXPENSES)
Interest income	3,340	8,854	8,782	17,937
Interest expense	(196,077)	(501,129)	(287,248)	(854,635)
Gain on disposition of assets	-	4,272	6,798	4,272
Change in fair value of derivative and warrant liabilities	155,496	-	(311,600)	-
Net gain on modification of acquisition	-	12,763,252	-	12,763,252
Total other income (expenses)	(37,241)	12,275,249	(583,268)	11,930,826

INCOME (LOSS) BEFORE INCOME TAXES	(1,060,969)	10,096,616	(8,797,350)	6,692,803

PROVISION FOR INCOME TAXES	-	-	-	(718,150)

NET INCOME (LOSS)	$(1,060,969)	$10,096,616	$(8,797,350)	$5,974,653

PER SHARE DATA
Basic and diluted income (loss) per common share	$(0.01)	$0.14	$(0.10)	$0.08

Weighted average common shares outstanding	88,852,113	72,257,064	87,133,229	71,845,153

See accompanying notes.

AMERICAS ENERGY COMPANY - AECo
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,797,350)	$5,974,653
Adjustment to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Accretion, depreciation and depletion	387,331	439,176
Shares issued for services	1,900,583	3,530,638
Amortization of discount on convertible debentures	159,791	50,617
Gain on acquisition modification	-	(12,763,252)
Gain on disposition of assets	(6,798)	(4,272)
Change in fair value of derivative and warrant liabilities	311,600	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	-	(34,052)
(Increase) in prepaid expenses	(82,563)	(39,772)
Decrease in deferred tax asset	-	718,150
Increase in accounts payable	46,263	1,563,233
Increase in accrued expenses	5,167,625	90,651
Accrued interest expense added to principal	78,551	640,653
Net cash provided (used in) operating activities	(834,967)	166,423

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on sale of assets	100,000	-
Purchase of equipment	(10,000)	(179,345)
Purchase of building and improvements	-	(47,599)
Coal production costs	(653,145)	(453,265)
Loans to unrelated third party	-	(10,000)
Other investment activities	-	(265,000)
Net cash used in investing activities	(563,145)	(955,209)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	1,500,000	100,000
Proceeds from note payable	-	500,000
Proceeds from related party loans	45,000	-
Payment on related party loans	(50,000)	-
Payment of obligation under capital lease	(6,849)	(5,763)
Payments on accrued royalties payable	-	(28,708)
Payment on credit line	(86,281)	-
Payment on note payable	(12,495)	(13,996)
Net cash provided by financing activities	1,389,375	551,533

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,737)	(237,253)

CASH AND CASH EQUIVALENTS - beginning of period	10,622	542,331

CASH AND CASH EQUIVALENTS - end of period	$1,885	$305,078

See accompanying notes.

AMERICAS ENERGY COMPANY - AECo
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$47,768	$136,475

Income taxes paid	$-	$-

Supplemental disclosures of non-cash investing and financing activities:

During the six months ended September 30, 2011, the Company received $1,500,000 through its convertible line of credit note. Under the terms of the agreement the Company issued warrants to purchase 1,000,000 shares of its common stock at $0.14 per share, warrants to purchase 1,000,000 shares of common stock at $0.20 per share, and warrants to purchase 1,000,000 shares of common stock at of $0.25 per share. Until the credit line is paid in full, the holder has the right to convert up to the maximum borrowing amount under the line of $2,000,000 into shares of the Company's common stock at a conversion price of $0.136815 per share. The Company recorded a total discount against the principal of of $813,499 which was allocated to the beneficial conversion feature of the note. The discount is being amortized over the term of the indebtedness. During the three and six months ended September 30, 2011, amortization on the discount totaled
$109,215, and $159,791, respectively, which were charged to interest expense.

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

See accompanying notes.

AMERICAS ENERGY COMPANY- AECo.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

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

Basis of Presentation – The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011 filed with the Commission on July 18, 2011. The results of operations for the six months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the full year.

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

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents.  The Company maintains cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2011, the Company’s cash balances did not exceed the FDIC limits.

Accounts Receivable – Accounts receivable are recorded at the invoiced amount and do not bear interest.  The Company evaluates the need for an allowance for doubtful accounts based on review of historical write-off experience and industry data.  As of September 30, 2011, there was no allowance for doubtful accounts, since all of the Company’s receivables were either collected prior to quarter end.

AMERICAS ENERGY COMPANY- AECo.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

Advanced Mining Royalties – Lease rights to coal lands are often acquired in exchange for royalty payments. Advance mining royalties are advance payments made to lessors under terms of mineral lease agreements that are recoupable against future production. These advance payments are deferred and charged to operations as the coal reserves are mined. The Company regularly reviews recoverability of advance mining royalties and establishes or adjusts the allowance for advance mining royalties as necessary using the specific identification method. In instances where advance payments are not expected to be offset against future production royalties, the Company establishes a provision for losses on the advance payments that have been paid and the scheduled future minimum payments are expensed and recognized as liabilities. Advance royalty balances are charged off against the allowance when the lease rights are either terminated or expire. The Company did not have any advanced royalties at September 30, 2011.

Property, Plant,and Equipment – Property, plant, and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method and with useful lives used in computing depreciation ranging from 3 to 20 years. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized.

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

Long-Lived Assets – The Company accounts for its long-lived assets in accordance with ASC Topic 360-10, "Accounting for the Impairment or Disposal of Long-Lived Assets."  ASC Topic 360-10 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of September 30, 2011, the Company has determined that none of its long-term assets were impaired.

Intangible assets – Goodwill consists of the cost in excess of the fair value of the acquired net assets of the Company’s subsidiaries. Goodwill is subject to annual impairment tests which require the comparison of the fair value and carrying value of reporting units. The Company assesses the potential impairment of goodwill annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon completion of such annual review, if impairment is

AMERICAS ENERGY COMPANY- AECo.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

found to have occurred, a corresponding charge will be recorded. The Company has determined that it has one reporting unit, and uses three generally accepted methods for estimating fair value of the reporting unit; the income approach, market approach and market capitalization to determine the overall fair value. There were no events or changes in circumstances during the six months ended September 30, 2011 that indicated to management that the carrying value of goodwill and the intangible asset may not be recoverable.

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

Income Taxes – Income taxes are accounted for under the asset and liability method in accordance with ASC Topic 740-10 "Accounting for Income Taxes."  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  When it is considered to be more likely than not that a deferred tax asset will not be realized, a valuation allowance is provided for the excess.

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

AMERICAS ENERGY COMPANY- AECo.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

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

Loss Per Share – The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Potential common shares at September 30, 2011 comprised of 12,000,000 Warrants and $1,578,051 of debt convertible into 11,534,196 shares of the Company’s common stock.

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCMENTS

Fair Value Measurement

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update on fair value measurement disclosures. The new accounting guidance requires disclosures on significant transfers in and out of Levels 1 and 2 of the fair value hierarchy and gross presentation of Level 3 reconciliation components. It also clarifies two existing disclosure requirements regarding fair value disclosures by class of assets and liabilities rather than by major category and disclosures of valuation technique and the inputs used in determining fair value of each class of assets and liabilities for Levels 2 and 3 measurements. The accounting standards update is effective for reporting periods beginning after December 15, 2009, except for the gross presentation of the Level 3 reconciliation, which is effective for reporting periods beginning after December 15, 2010. With the exception of the gross presentation of the Level 3 reconciliation, the Company adopted the guidance as of January 1, 2010, and it did not have an impact on the Company’s consolidated financial position or results of operations. The Company adopted the guidance pertaining to the gross presentation of the Level 3 reconciliation as of January 1, 2011, and the adoption did not have an impact on the Company’s consolidated financial position or results of operations.

AMERICAS ENERGY COMPANY- AECo.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

In May 2011, the FASB issued new accounting guidance changing some fair value measurement principles, such as by prohibiting the application of a blockage factor in fair value measurements and only requiring the application of the highest and best use concept when measuring nonfinancial assets. The accounting guidance will require, for recurring Level 3 fair value measurements, disclosure of quantitative information about unobservable inputs used, a description of the valuation processes used and a qualitative discussion about the sensitivity of the measurements. The accounting guidance further requires new disclosures about the use of a nonfinancial asset measured or disclosed at fair value if its use differs from its highest and best use. In addition, entities must report the fair value hierarchy level of assets and liabilities not recorded at fair value but where fair value is disclosed. The accounting standards update will be effective for reporting periods beginning after December 15, 2011 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Presentation of Other Comprehensive Income

In June 2011, the FASB issued an accounting standards update on the presentation of other comprehensive income. The new accounting guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. The new standard allows companies to present net income and other comprehensive income either in one continuous statement or in two separate, but consecutive, statements. The accounting standards update will be effective for fiscal years beginning after December 15, 2011 and is not expected to have an impact on the Company’s consolidated financial position or results of operations.

Testing Goodwill for Impairment

In September 2011, the FASB issued an accounting standards update to simplify how entities test goodwill for impairment. The new accounting guidance provides an entity with an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test under current accounting guidance. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. Also under this new accounting guidance, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test, but may resume performing the qualitative assessment in any subsequent period. The accounting standards update will be effective for reporting periods beginning after December 15, 2011 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

AMERICAS ENERGY COMPANY- AECo.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $8,797,350 for the six months ended September 30, 2011, In addition, at September 30, 2011, the Company had negative working capital of $2,215,152 and an accumulated deficit of $19.799,782.

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

NOTE 4 – CONCENTRATION OF CREDIT RISK

During the six months ended September 30, 2011, two customers purchased approximately 44% and 40%, respectively, of Company’s total coal sales. During the six months ended September 30, 2010 significantly all of the Company’s revenues were derived from five customers of whom two customers purchased approximately 85% of the Company’s total coal sales for the period.

NOTE 5 – PROPERTY, PLANT, EQUIPMENT AND MINING DEVELOPMENT

Property, plant, and equipment at September 30, 2011 consist of the following:

	Useful
	Life

Land		$244,348
Building and improvements	5 to 20 years	768,886
Mining and transportation equipment	5 to 10 years	4,736,521
Trucks held under capital leases	3 years	49,439
Office equipment	3 to 5 years	21,299
		5,820,493
Less accumulated depreciation and depletion		(894,661)
		$4,925,832

Depreciation expense for the three months ended September 30, 2011 and 2010 totaled $160,124 and $237,798, respectively. Depreciation expense for the six months ended September 30, 2011 and 2010 totaled $320,620 and $361,293, respectively.

AMERICAS ENERGY COMPANY- AECo.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

Mining properties at September 30, 2011 consisted of the following:

Mining properties	$17,875,011
Less accumulated depletion	(136,255)
$17,738,756

Depletion expense for the three months ended September 30, 2011 and 2010 totaled $2,361 and $11,242, respectively. Depletion expense for the six months ended September 30, 2011 and 2010 totaled $2,361 and $21,863, respectively.

In May 2011, the Company purchased a lease from unrelated third parties on property located on Gregory Branch in Knox County, Kentucky for $30,000. The $30,000 is included in the cost of mining properties. A new lease was entered into on May 25, 2011 between the land owners and the Company allowing the Company to mine the property for an initial term of five years. For coal mined by the underground mining method, royalties are payable equal to the greater of $3.00 per clean ton or 6% of gross selling price of the coal. For coal mined by the surface and auger and highwall mining method, royalties are payable equal to the greater of $3 per clean ton or 8% of the gross selling price of such coal. The lease provides for minimum royalties of $2,500 per year. The Company paid the first year’s minimum royalty which is included in prepaid royalties on the accompanying balance sheet. The term of the lease is five years and if at the end of the five year initial term, the Company is still mining the leased property under a valid permit, the Company can automatically extend the lease for an additional five years.

On August 3, 2011, the Company entered into a lease agreement to mine coal on acreage located on Possum Hollow in Knox County, Kentucky. For coal mined by the underground mining method, royalties are payable equal to the greater of $3.00 per clean ton or 6% of gross selling price of the coal. For coal mined by the surface and auger and highwall mining method, royalties are payable equal to the greater of $3 per clean ton or 8% of the gross selling price of such coal. The lease provides for minimum royalties of $30,000 which the Company paid. The $30,000 is included in prepaid royalties on the accompanying balance sheet. The term of the lease is five years and if at the end of the five year initial term, the Company is still mining the leased property under a valid permit, the Company can automatically extend the lease for an additional five years.

NOTE 6 – OTHER ASSETS

Investment in unconsolidated subsidiary

As of September 30, 2011, the Company owns 250,000 shares of Proton Power, Inc., and subsidiaries (“Proton”) that it acquired for $250,000. The 250,000 shares represent approximately 2.2% of the total outstanding shares of Proton. Proton is located in Lenoir City, Tennessee and is in the process of developing hydrogen based power systems that it will manufacture and sale to business customers with access to cellulosic biomass or cellulosic waste streams such as woody waste, agricultural by-products, and paper waste.

AMERICAS ENERGY COMPANY- AECo.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

Proton is privately held and the Company is accounting for its $250,000 investment under the cost method pursuant to ACS 325-20 “Cost Method Investment”. As of September 30, 2011, the Company has not evaluated its investment in Proton for impairment.

Investment in certificate of deposits

On March 31, 2010, the Company acquired $1,580,508 in certificates of deposits in connection with its acquisition of Evans Coal Corp., which are offset against an assumed liability to the former president of Evans in the amount of $1,198,685.  The certificates of deposit are pledged as collateral for future reclamation costs attributable to the mining permits acquired through the aforementioned acquisition.  From the date of the modified purchase agreement of Evans, all interest earned on the certificate of deposits is being distributed to the seller. During the year ended March 31 2011, the Company increased its investment in certificates of deposits by $13,602. The new certificates are also pledged as collateral for mining permits. The balance of the investments at September 30, 2011 totaled $1,594,110.

NOTE 7 – OBLIGATIONS UNDER CAPITAL LEASE

The Company is leasing two Ford F150 trucks under capital leases. The assets and related obligations have been recorded at the present value of the minimum lease payments. The capitalized costs of the trucks are $49,439, which is being depreciated over their estimated useful lives of 3 years. The leases are payable in payments of $3,883 per quarter. The imputed interest rate on the capital leases is 6%.  The discounted balance due on the leases at September 30, 2011 totaled $25,154. The net book of the value of these leased trucks as of September 30, 2011 amounted to $21,381, which is net of accumulated depreciation of $28,058.

Minimum future lease payments under the capital lease at September 30, 2011 and for each year of the lease are as follows:

2012	$17,456
2013	7,694
2014	3,790
Total minimum future lease payments	28,940
Less: amount representing interest	(3,786)

Present value of minimum
Future lease payments	$25,154

Imputed interest charged to operations on these leases for the three months ended September 30, 2011 and 2010 totaled $442 and $766, respectively. Imputed interest charged to operations on these leases for the six months ended September 30, 2011 and 2010 totaled $919 and $2,123, respectively. Depreciation expense on the leased trucks for the three months ended September 30, 2011 and 2010 totaled $4,120 and $4,120, respectively. Depreciation expense on the leased trucks for the six months ended September 30, 2011 and 2010 totaled $8,240 and $8,240, respectively. Depreciation is included in accretion, depreciation, and depletion expense in the accompanying consolidated statement of operations.

AMERICAS ENERGY COMPANY- AECo.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

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

The terms of the acquisition were modified effective September 28, 2010, and the $25,000,000 note was canceled.  Imputed interest charged to operation during the three months and six months ended September 30, 2010, totaled $298,467 and $599,494, respectively, which was charged to operations. During the e six months ended September 30, 2010, the Company paid $38,540 on the note based upon production.

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

On October 25, 2010, the Company agreed to issue 5,000,000 shares of its common stock valued at $2,300,000 to RJCC, a related party, in exchange for cancelling the remaining obligation of $1,168,163, inclusive of accrued imputed interest.  Imputed interest charged to operations for the three and six months ended September 30 2010 totaled $121,540 and $136,617, respectively. RJCC is owned by family members of management.

AMERICAS ENERGY COMPANY- AECo.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

Term Loan

On December 29, 2010, $300,039 due a vendor for equipment maintenance and acquisitions was converted into a line of credit with an available limit of $325,000. The line of credit, is assessed interest at an annual rate of 11.25% and is payable in monthly installments of $14,188 until the balance and accrued interest are fully paid.  As of September 30, 2011, the Company had available credit of $105,589 and an outstanding balance on this line of credit of $194,450. Interest charged to operations during the three and six months ended September 30, 2011 totaled $8,019 and $13,034, respectively.

Mortgage Payable

On May 10, 2010, the Company acquired a commercial building where its corporate offices are now located. The property was purchased for $975,000 and included a down payment of $20,956. The remaining balance of $962,763 is assessed interest at an annual rate of 6% and is payable in 60 monthly installments of $6,985 commencing August 10, 2010. Per the terms of the note, the Company made an additional payment of $63,015 for the reduction of principal. The unamortized principal balance and accrued interest of approximately $744,385 will be fully due and payable on April 10, 2015. Interest charged to operations on this obligation for the three months and ended September 30, 2011 and 2010 amounted to $13,229 and $12,212, respectively. Interest charged to operations on this obligation for the six months and ended September 30, 2011 and 2010 amounted to $26,573 and $20,930, respectively The balance of the note at September 30, 2011 totaled $868,967.

The following are maturities of long-term debt for each of the next five years

September 30,
2012	$32,101
2013	34,099
2014	36,221
2015	766,546
Total	868,968
Less current portion	(32,101)
$836,867

Loans Payable – Related Party

During the year ended March 31, 2011, the Company borrowed a total of $70,000 from an officer. The loans were assessed interest at a rate of 8%, was unsecured, and due on demand. In May 2011, $50,000 was repaid. The Officer advanced the Company an additional $30,000 in August 2011. On September 1, 2011, the $50,000 due was converted into a promissory note bearing interest at an annual rate of 12% and is secured by the Possum Hollow coal leased acquired in August 2011 as discussed in Note 5 above The note is payable monthly installment of interest only with the first payment due on October 1, 2011.The principal balance and any remaining accrued interest is fully due and payable on March 1, 2012. The balance of the loan at September 30, 2011 including accrued interest is $50,500. Interest charged to operations on these obligations for the three months ended September 30, 2011 and 2010 were $900 and $0, respectively. Interest charged to operations on these obligations for the six months ended September 30, 2011 and 2010 were $1,717 and $0, respectively.

AMERICAS ENERGY COMPANY- AECo.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

In September 2011, the same officer advanced the Company an additional $15,000 which is unsecured, non-interest bearing, and due upon demand.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

On April 20, 2011, the Company entered into an investment agreement with Hanhong (Hong Kong) New Energy Holdings Limited (“Hanhong”) whereby Hanhong will lend up to $2,000,000 to the Company as evidenced by a convertible line of credit note. Amounts borrowed on the credit line are assessed interest at a rate of 16.66%. The outstanding principal and accrued interest is payable in monthly installments equal to $3.00 per ton of coal sold and shipped in the previous month. Unless earlier converted into common shares, the outstanding principal and accrued interest shall be fully due and payable on October 12, 2012. Advances on the credit line are available through October 31, 2011. Prior to maturity date, Hanghong can choose to convert from time to time, up to, but to not exceed, $2,000,000 of any accrued but unpaid interest or principal then outstanding into shares of the Company's common stock at a conversion price of $0.136815 per share,  The note is secured by all of the assets of the Company with the exception of the certificates of deposits totaling $1,594,110 that have been pledged against reclamation bonds. During the six months ended September 30, 2011, the Company received a total of $1,500,000 in advances under the credit note.

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

Pursuant to ASC Topic 470-20, “Debt with Conversion and Other Options,” the convertible notes were recorded net of discounts totaling of $813,499 including the relative fair value of the warrants. The discounts are amortized and charged to operations over the life of the debt using the effective interest method.  The value of the warrants of $362,700 was calculated using the Black Scholes Option Model with a risk free interest rate of .69%, volatility of 152.75%, and trading price of $0.17 per share.  The balance of the convertible debt at September 30, 2011 including accrued interest, net discount of $653,708, was $846,292.

Interest charged to operations on the principal balance of the notes for the three and six months ended September 30, 2011 totaled $57,283 and $78,051, respectively. Amortization of the discount that was charged to operations during the three and six months ended September 30, 2011 was $112,899 and $159,791.

AMERICAS ENERGY COMPANY- AECo.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

NOTE 10 – ASSET RETIREMENT OBLIGATION

As of September 30, 2011, the Company had recorded asset retirement obligation accruals for mine reclamation and closure costs totaling $1,355,842. These regulatory obligations are secured by certificates of deposit.

Changes in the asset retirement obligations from continuing operations were as follows:

Total asset retirement obligation – April 1, 2011	$1,339,574
Accretion for the period	60,491
Less liabilities settled	(363,280)
Total asset retirement obligations at September 30, 2011	$1,036,785
Less current portion	-0-
Long-term portion	$1,036,785

NOTE 11 - OTHER NON-CURRENT LIABILITIES

Accrued Royalty

The Company is obligated to pay a royalty to the former shareholders of Evans under the modified terms of the acquisition agreement.  The royalty obligation is to be paid at a rate of $2 per ton on all coal produced from the leases acquired from Evans, excluding the Cardinal lease on which a royalty of $1 per ton will be paid. The fair value of the royalty obligation was discounted to its estimated present value. The balance at September 30, 2011 including accretion of accrued net royalties was $7,443,430. Included in the September 30, 2011 balance are royalties that accrued during the six months ended of $167,500 net payment of $15,391 made during the six month period.

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

AMERICAS ENERGY COMPANY- AECo.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

The present value of the total indicated liabilities of $6,003,658 at June 1, 2011 was $4,712,132 that was recorded as a liability with the offset being charged to operations as officers’ compensation. The liabilities accrete to their present value each period. During the three and six months ended September 30, 2011, the liabilities were increased by $115,999 and $155,694, respectively which was charged to operations and included in officers’ compensation. The balance of the obligation at September 30, 2011 totaled $4,867,826.

Derivative and warrant Liabilities

At September 30, 2011 (“the valuation date”), the Company recognized derivative and warrant liabilities and a correlating charge to operations in the amount of $311,600 pursuant to ASC 815-40-19 “Contracts in Entity's Own Equity” as the number of Company’s potential common shares and the number of actual common shares outstanding at the valuation date exceeded the number of common shares it currently is authorized to issue. The shortage in the number of committed shares over the number of authorized but unissued common shares at the valuation date totaled 15,397,179.

The total liabilities of $311,600 at the valuation date are based upon the fair value of the 15,000,000 granted warrants using the Black Scholes Option Model. The conversion feature of the convertible debt was not included in the September 30, 2011 derivative obligation as its conversion price per share was higher than the trading price of the Company’s common stock at the valuation date.

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

AMERICAS ENERGY COMPANY- AECo.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

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

The following table presents the fair value of financial instruments that are measured and recognized on a non-recurring basis classified under the appropriate level of the valuation hierarchy described above, as of September 30, 2011:

AMERICAS ENERGY COMPANY- AECo.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

Liabilities measured at fair value at September 30, 2011	Level 1	Level 2	Level 3	Total
Nonrecurring:
Line of credit	$-0-	$194,450	$-0-	$194,450
Notes payable	$-0-	$919,468	$-0-	$919,468
Convertible debt	$-0-	$1,578,051	$-0-	$1,578,051
Loans payable - other	$-0-	$1,198,685	$-0-	$1,198,685
Derivative and warrant liabilities	$-0-	$311,600	$-0-	$311,600

NOTE 13 – STOCKHOLDERS EQUITY

Common share issuances

On July 1 2011, the Company issued 1,000,000 shares of its common stock to its chief financial officer as compensation valued at $180,000.

Warrants

The following is a schedule of warrants outstanding:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Balance, March 31, 2011	9,000,000	$0.75	2.75 Years	$-
Warrants granted	6,000,000	0.20	1.75 Years	-
Warrants expired	-	-		-
Balance, September 30, 2011	15,000,000	$0.62	2.25 Years	$-

All the warrants are available for exercise at September 30, 2011.

NOTE 14 – INCOME TAXES

At September 30, 2011, the Company has a net operating loss carryover of approximately $7,300,000  available to offset future income for income tax reporting purposes, which will expire in various years through 2031, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

AMERICAS ENERGY COMPANY- AECo.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

We adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes.” We had no material unrecognized income tax assets or liabilities for the three months ended September 30, 2011.

Our policy regarding interest and penalties assessed on income tax is to expense those items as general and administrative expense. During the three and six months ended September 30, 2011 and 2010, there were no income tax interest and penalty items in the income statement, or as a liability on the balance sheet. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2004. We are not currently involved in any income tax examinations.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis should be read in conjunction with Americas Energy Company-AECo (the “Company”, “we”, “us” or “our”) financial statements and the related notes thereto. The Management's Discussion and Analysis may contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Report on Form 10-Q. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Report on Form 10-Q.

The following discussion should be read in conjunction with our unaudited financial statements and related notes and other financial data included elsewhere in this report.

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

Asset Retirement Obligations –The Surface Mining Control and Reclamation Act of 1977 and similar state statutes require mine properties to be restored in accordance with specified standards. Accounting Standards Codification (“ASC”) Topic 410-20 requires recognition of an asset retirement obligation (“ARO”) for eventual reclamation of disturbed acreage remaining after mining has been completed. The Company records its reclamation obligations on a permit-by-permit basis using requirements as determined by the Office of Surface Mining of the U.S. Department of the Interior (“OSM”). The liability is calculated based upon the reclamation activities remaining after coal removal ceases, assuming that reclamation activities have been contemporaneous within state and federal guidelines during mining. A liability is recorded for the estimated future cost that a third party would incur to perform the required reclamation and mine closure discounted at the Company’s credit-adjusted risk-free rate. A corresponding increase in the asset carrying value of mineral rights is also recorded. The ARO asset is amortized on the units-of-production method over the proven and probable reserves associated with that permit. These expenses are included in depreciation, depletion, amortization, and accretion in the operating expenses section of the statement of operations.

Long-Lived Assets – The Company accounts for its long-lived assets in accordance with ASC Topic 360-10, "Accounting for the Impairment or Disposal of Long-Lived Assets." ASC Topic 360-10 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value.

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

Results of Operations

Three-Months Ended September 30, 2011  Compared to the Three-Months Ended September 30, 2010

During the three-months ended September 30, 2011, we have generated $114,804 in total revenue compared to our total sales during the three-month period ended September 30, 2010 of $2,147,843. In both years our revenue comprised primarily from sales of coal The total coal production sold during the three months ended September 30, 2011 was 3,163 tons as compared to 32,005 tons ((excluding brokered coal) sold in the same period in the prior year. During the three months ended September 30, 2011 our focus was on reclaiming previously mined properties. Production commenced again in November 2011.

The following table presents the Company’s consolidated revenues and operating results for the three-months ended September 30, 2011 and 2010:

	Three-Months Ended
	September 30,		Increase(Decrease)
	2011	2010	$	%
REVENUES
Coal sales and related income	$114,804	$2,142,717	$(2,027,913)	(95%)
Other income	-	5,126	(5,126)	(100%)
Total revenues	114,804	2,147,843	(2,033,039)	(95%)

OPERATING EXPENSES
Cost of sales (exclusive of accretion,
depreciation and depletion)	174,649	2,822,227	(2,647,578)	(94%)
Accretion, depreciation and depletion	194,982	277,510	(82,528)	(30%)
Compensation expense	600,577	962,766	(362,189)	(38%)
Professional fees	89,859	189,048	(99,189)	(52%)
General and administrative expenses	78,465	74,925	3,540	5%
Total operating expenses	1,138,532	4,326,476	(3,187,944)	(74%)
Loss from operations	(1,023,728)	(2,178,633)	1,154,905	(53%)
OTHER INCOME (EXPENSES)
Interest income	3,340	8,854	(5,514)	(62%)
Interest expense	(196,077)	(501,129)	305,052	(61%)
Gain on disposition of asset	-	4,272	(4,272)	100%
Change in fair value of derivative and warrant liabilities	155,496	-	155,496	(100%)
Net gain on modification of acquisition		12,763,252	(12,763,252)	(100%)
Total other income (expenses)	(37,241)	12,275,249	(12,312,490)	(100%)

INCOME (LOSS) BEFORE INCOME TAXES	$(1,060,969)	$10,096,616	$(11,157,585)	(111%)

The net loss of $1,060,696 that we incurred during the three months ended September 30, 2011 included compensation expense of $600,577 and a gain of $155,496 from changes in the fair value of our derivative and warrant liabilities. Of the $600,577 in compensation expense, $180,000 relates to the fair value of the issuance of 1,000,000 shares of the Company’s common stock to a director, and $155,693 relates to the accretion in the present value of the severance pay that the Company is obligated under its employment agreement with three of its officers (See Note 11 to the accompanying unaudited financial statements). Excluding the cost of our stock based compensation, officers’ severance pay accrual, and the gain in the fair value of our derivative and warrant liabilities, our loss for September 30, 2011 would have been $880,772. Our derivative and warrant obligations are due to the number of potential common shares that we are committed to issue under our warrant grants and convertible debt added to the number of actual common shares outstanding at September 30, 2011 that exceed the number of common shares we currently are authorized to issue (See Note 11 to the accompanying unaudited financial statements).

Our net income of $10,096,616 for the three months period ended September 30, 2010 was primarily caused by the net gain of $12,763,252 that we recognized on the modification of the terms on our Evan’s acquisition. Our compensation expense for the same period of $962,766 included the fair value of 1,176,745 shares of our common stock that we issued to employees, officers, and directors during the three month period totaling $724,138. Excluding the stock based compensation and our net gain, we actually would have had a loss for the three months ended September 30, 2010 of $1,942,498.

Interest expense for the three months ended September 30, 2011 of $196,077 includes $112,899 of amortization on the discount pertaining to our convertible debt with Hanhong New Energy Holdings, and $57,283 of accrued interest on the related $1,500,000 principal owed of the convertible debt (See Note 9 to the accompanying unaudited financial statements).

Interest expense for the three months ended September 30, 2010 of $501,129 included imputed interest of $300,525 on our then $25,000,000 obligation due to the Evans family on our purchase of Evans Coal Company and $121,540 of accrued interest on our obligation due on our purchase of the Bledsoe lease from a related party. We were relieved of our $25,000,000 obligation that was due Evans in September 2010.

Six -Months Ended September 30, 2011  Compared to the Six-Months Ended September 30, 2010

During the six-months ended September 30, 2011, we have generated $256,706 in total revenue compared to our total sales during the six-month period ended September 30, 2010 of $5,779,144. In both years our revenue comprised primarily from sales of coal The total coal production sold during the six-months ended September 30, 2011 was 5,100 tons as compared to 57,866 tons ((excluding brokered coal) sold in the same period in the prior year. As indicated, the decrease in revenue for the period ended September 30, 2011 as compared to the same period in the prior year was due to our required shift from production to reclamation as ordered by the State of Kentucky, Office of Surface Mining.

The following table presents the Company’s consolidated revenues and operating results for the six-months ended September 30, 2011 and 2010:

	Six-Months Ended
	September 30,		Increase(Decrease)
	2011	2010	$	%
REVENUES
Coal sales and related income	$250,910	$5,758,537	$(5,507,627)	(96%)
Other income	5,796	20,607	(14,811)	(72%)
Total revenues	256,706	5,779,144	(5,522,438)	(96%)

OPERATING EXPENSES
Cost of sales (exclusive of accretion,
depreciation and depletion)	443,141	6,017,774	(5,574,633)	(92%)
Accretion, depreciation and depletion	387,331	439,176	(51,845)	(12%)
Compensation expense	7,193,270	4,024,452	3,168,818	(79%)
Professional fees	282,207	278,395	3,812	(1%)
General and administrative expenses	164,839	257,370	(92,531)	(36%)
Total operating expenses	8,470,788	11,017,167	(2,546,379)	(23%)
Loss from operations	(8,214,082)	(5,238,023)	(2,976,056)	(57%)
OTHER INCOME (EXPENSES)
Interest income	8,782	17,937	(9,155)	(51%)
Interest expense	(287,248)	(854,635)	567,187	(66%)
Gain on disposition of asset	6,798	4,272	2,526	59%
Change in fair value of derivativeand warrant liabilities	(311,600)	-	(311,600)	(100%)
Net gain on modification of acquisition	-	12,763,252	(12,763,252)	(100%)
Total other income (expenses)	(583,268)	11,930,826	(12,514,094)	(105%)

INCOME (LOSS) BEFORE INCOME TAXES	$(8,797,350)	$6,692,803	$(15,490,151)	(231%)

The net loss of $8,797,350 that we incurred during the six months ended September 30, 2011 included compensation expense of $7,193,270 and a loss of $311,600 from changes in the fair value of our derivative and warrant liabilities. Of the $7,193,270 in compensation expense, $1,900,583 relates to the fair value of the issuance of 7,243,388 shares of the Company’s common stock to employees officers, and directors, and $4,867,826 relates to the accretion in the present value of the severance pay that the Company is obligated under its employment agreement with three of its officers (See Note 11 to the accompanying unaudited financial statements). Excluding our stock based compensation, officers’ severance pay accrual, and change in the fair value of our derivative and warrant liabilities, our loss for the six month period ended September 30, 2011 would have been $(1,717,341). Our derivative and warrant obligations are due to the number of potential common shares that we are committed to issue under our warrant grants and convertible debt added to the number of actual common shares outstanding at September 30, 2011 that exceed the number of common shares we currently are authorized to issue (See Note 11 to the accompanying unaudited financial statements).

Our net income of $6,692,803 for the six month period ended September 30, 2010 was primarily caused by the net gain of $12,763,252 that we recognized on the modification of the terms on our Evan’s acquisition. Our compensation expense for the same period of $4,024,452 included the fair value of 2,461,745 shares of our common stock that we issued to employee, officers, and employees during the six month period totaling $3,488,638. Excluding the stock based compensation and our net gain; we actually would have had a loss for the six months ended September 30, 2010 of $(2,581,811).

Interest expense for the six months ended September 30, 2011 of $287,248 includes is $159,791 of amortization on the discount pertaining to our convertible debt with Hanhong New Energy Holdings, and $78,051of accrued interest on the related $1,500,000 principal owed of the convertible debt (See Note 9 to the accompanying unaudited financial statements).

Interest expense for the six months ended September 30, 2010 of $854,635 included imputed interest of $599,494 on our then $25,000,000 obligation due to the Evans family on our purchase of Evans Coal Company and $136,617 of accrued interest on our obligation due on our purchase of the Bledsoe lease from a related party. We were relieved of our $25,000,000 obligation due Evans in September 2010.

Liquidity and Capital Resources

During the fiscal six-months ended September 30, 2011, net cash used by operating activities totaled $834,961. Net cash used in investing activities totaled $563,145 of which $653,145 was paid in the development of mineral properties and $10,000 was incurred in the purchase of equipment used in our operations. Our total investment expenditures of $663,145 were subsidized by the $100,000 we received from the sale of our oil properties to RJCC Group I (a related party).  Financing activities provided during the six months totaled $1,389,375 of which the $1,500,000 advance we received during the six month period from Hanhong and $45,000 received in advances from an officer. Financing activities used during the six month period included $50,000 in payments made against the debt we owed to the indicated officer, $6,849 in principal payments on a capital lease obligations, $86,281 in principal payments on our credit line and $12,495 in principal payments on notes payable. The resulting change in cash for the period was a decrease of $8,737. The cash balance at the beginning of the fiscal six-months was $10,622. The cash balance at September 30, 2011 was $1,885, which is insufficient to fund future operations.

For the six month period ended September 30, 2010, net cash provided by our operating activities totaled $166,423. Net cash used in investing activities totaled $955,209, which included $179,345 to purchase equipment used in our operations, $47,599 in building improvements, $10,000 in repayments on related party debt, $265,000 in investments in a privately held company, and $453,265 was paid in the development of our mining properties  Financing activities provided a total of $551,533, which included $500,000 in proceeds from a note payable, $100,000 in proceeds from convertible note, less $5,763 in principal payments on a capital lease obligations, $28,708 in payments towards our accrued royalty due on the Evan’s purchase, and $13,996 in principal payments on notes payable. The resulting change in cash for the period was a decrease of $237,253; Cash at the beginning of the period totaled $542,331, the decrease resulted in our cash balance of $305,078 at September 30, 2010.

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

Operations Summary

Our mining operations during the majority of the three month period covered by this report on Form 10Q were suspended pending the satisfactory completion of certain reclamation work by order of the State of Kentucky, Office of Surface Mining. As of the date of this report we have cleared the suspension order and resumed surface mining on the Artemus Property in the Lily and Jellico seams. Our focus is on putting the Jellico deep mine into production. We plan to follow on with deep mines in Kellioka and Darby seams on our Cardinal property and finally a deep mine in our Lily seam. All of these deep mines are permitted and bonded.

Until recently we utilized contract miners for all of our mining operations. We have now begun to mine utilizing our own employees and equipment. We believe that on a going forward basis this decision will give us more control over operations to improve profitability. We expect that direct control over the operation and maintenance of our equipment will provide opportunities to reduce costs and improve reliability.  The result is expected to help us avoid any future costly delays as encountered this period due to the issues with timely reclamation.

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

Due to the present scale of our operations and limited financial resources, we do not intend to take any action to remediate the material weaknesses identified beyond those actions already identified in our Annual report for the year ended March 31, 2011.

Changes in Internal Controls over Financial Reporting

During the period covered by this report, there was no change in our internal controls over financial reporting or in other factors that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

No legal proceedings were initiated or served upon the Company in the three month period ending September 30, 2011.

A Notice of Proposed Assessment was sent to the Company on August 22, 2011 by the Division of Mine Reclamation and Enforcement of the State of Kentucky regarding a proposed penalty assessment in the contingent amount of $108,500. The proposed assessment of the penalty relates to work that was to have been performed by Black Diamond Energy, Inc., that purportedly has been found deficient by the Division of Mine Reclamation and Enforcement. Black Diamond Energy, Inc. has been notified of a proposed penalty assessment in the amount of $81,000.00 for the same alleged non-compliance. The Company plans on 1) requesting an assessment conference to contest the proposed assessment, and 2) take legal action against Black Diamond Energy, Inc., for any penalties assessed against the Company that were caused by Black Diamond Energy, Inc.

The Company is of the opinion that most, if not all, of the alleged non-compliance can be directly attributed to the failure(s) of Black Diamond Energy, Inc., to perform its work according to industry standards.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

No disclosure required.

Item 3 - Defaults upon Senior Securities

No disclosure required.

Item 4 - (Removed and Reserved)

Item 5 - Other Information

No disclosure required.

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

Americas Energy Company

Date: November 14, 2011	By:	/s/ Christopher L. Headrick
Christopher L. Headrick, President
Principal Executive Officer

Date: November 14, 2011	By:	/s/ Hong Duan
Hong Duan, CFO
Principal Financial Officer